Form 10QSB
period 2002-06-30
EVENTEMP CORP
filed 2002-08-12
CIK 1024109

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended: June 30, 2002
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from _______ to _________

Commission file number: 0-49837

EVENTEMP CORPORATION

(Exact name of small business issuer as specified in its charter)

Incorporated pursuant to the Laws of Nevada

Internal Revenue Service — Employer Identification No. 88-0349241

5353 Memorial #4027, Houston, Texas 77007

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock, no par value, outstanding as June 30, 2002: 1,153,970 shares

Transitional Small Business Disclosure Format (check one): Yes  [  ]     No [X]

TABLE OF CONTENTS

                              EVENTEMP CORPORATION
                           PERIOD ENDED JUNE 30, 2002

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                                 Page

         Item 1.  Financial Statements

         Condensed financial statements of Eventemp Corporation:

                  Balance sheet as of June 30, 2002

                  Statements of operations for the three and six months ended June 30,
                   2002 and 2001

                  Statements of cash flows for the six months ended June 30,
                    2002 and 2001

                  Notes to financial statements                                                                 ___

         Item 2.  Plan of Operations                                                                            ___

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                                              ___

                  (a)      Exhibits

SIGNATURE                                                                                                       ___

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                              EVENTEMP CORPORATION
                                  BALANCE SHEET
                                  June 30, 2002
                                   (Unaudited)

ASSETS

Current Assets
    Cash                                                            $       496
                                                                    ===========

LIABILITIES AND CAPITAL DEFICIT

Liabilities
    Accounts payable and accrued expenses                           $    51,594
    Due to shareholder                                                    6,685
                                                                    -----------
       Total Liabilities                                                 58,279
                                                                    -----------

CAPITAL DEFICIT

    Preferred stock, no par value, 10,000,000 shares
       authorized, no shares issued or outstanding
    Common stock, no par value, 50,000,000 shares
       authorized, 1,153,970 shares issued and outstanding
    Paid in capital                                                   2,351,800
    Retained deficit                                                 (2,409,583)
                                                                     -----------
       Total Capital Deficit                                         (57,783)
                                                                    -----------
       TOTAL LIABILITIES AND CAPITAL DEFICIT                        $       496
                                                                    ===========

                              EVENTEMP CORPORATION
                            STATEMENTS OF OPERATIONS
        For the Three Months and Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                  Three Months               Six Months
                                  Ended June 30,            Ended June 30,
                                 2002        2001          2002        2001
                                --------   --------     ---------     ---------
General and
    administrative expense     $  (7,176)              $  (7,176)    $  (8,203)
Interest income                           $     25            10            36
                               ---------   ---------    ---------     ---------
       NET INCOME (LOSS)       $  (7,176) $     25     $  (7,166)    $  (8,167)
                                =========  =========    =========     =========

Basic and diluted earnings
    (loss) per common share        $(.01)     $.00         $(.01)        $(.01)
Weighted average common
    shares outstanding         1,153,970 1,153,970     1,153,970     1,153,970

                              EVENTEMP CORPORATION
                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                     2002             2001
                                                 ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                     $ (7,166)        $  (8,167)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
      Changes in:
        Prepaid expenses                                               2,500
        Accounts payable and accrued expenses       (2,945)            5,195
                                                  ---------         ---------
NET CASH USED BY OPERATING ACTIVITIES              (10,111)           (472)
                                                  ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from sale of stock                                    2,000
    Due to shareholder                               6,685
                                                  ---------         ---------
NET CHANGE IN CASH                                 (3,426)            1,528

CASH BALANCES
    -Beginning of period                             3,922             2,358
                                                  ---------         ---------
    -End of period                               $     496         $   3,886
                                                  =========         =========

EVENTEMP CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of EvenTemp Corporation (“EvenTemp”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in EvenTemp’s Annual Report filed with the SEC on Form 10-SB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2001 as reported in the 10-SB have been omitted.

Item 2. Plan of Operation

        Eventemp Corporation (the “Company”) was incorporated on November 30, 1995 under the laws of the State of Nevada. The Company was formed for the purpose of commercially exploiting a proprietary self-contained climate control system for vehicles (known as the Etemp system) that allowed the user to call his or her vehicle from any available telephone and pre-cool or pre-heat the interior of the vehicle within five minutes before arriving with the engine turned off. The Company failed in achieving this purpose and has been inactive from a business perspective since the fall of 1999.

General

        The Company’s plan is to seek, investigate, and if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms desiring the perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of management or any promoter of the Company, or an affiliate of either, has had any material discussions with any other company with respect to any acquisition of that company. The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of the proposed business under this caption and throughout this report is purposefully general and is not meant to restrict the Company’s virtually unlimited discretion to search for and enter into a business combination.

        The Company may seek a combination with a firm that only recently commenced operations, a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and needs additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve acquiring or merging with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly-owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

        Selecting a business opportunity will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly-traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other items. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

        The Company has insufficient capital with which to provide the owners of businesses significant cash or other assets. Management believes the Company will offer owners of businesses the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the businesses will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Current Reports on Form 8-K, agreements, and related reports and documents. Nevertheless, management has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a businesses. The Company does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

        The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition. The Company also has no plans to conduct any offshore offerings under Regulation S.

Sources of Opportunities

        The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of the Company’s management as well as indirect associations between it and other business and professional people. The Company does not presently anticipate that it will engage any professional firm specializing in business acquisitions or reorganizations.

        Management, while not especially experienced in matters relating to the new business of the Company, will rely upon its own efforts and, to some extent, the efforts of the Company’s shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company’s legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such obligation. There have been no discussions, understandings, contracts or agreements with any outside consultants, and none are anticipated in the future.

        As is customary in the industry, the Company may pay a finder’s fee for locating an acquisition prospect. If any such fee is paid, it will be approved by the Company’s Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a $1,000,000 transaction ratably down to 1% in a $4,000,000 transaction.

        The Company will not have sufficient funds to undertake any significant development, marketing, and manufacturing of any products that may be acquired. Accordingly, if the Company acquires the rights to a product, rather than entering into a merger or acquisition, it most likely would need to seek debt or equity financing or obtain funding from third parties, in exchange for which the Company would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that the Company will be able either to obtain additional financing or to interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

Evaluation of Opportunities

        The analysis of new business opportunities will be undertaken by or under the supervision of management. Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider, among other factors, such matters as;

         1. the available technical, financial and managerial resources

         2. working capital and other financial requirements

         3. history of operation, if any

         4. prospects for the future

         5. present and expected competition

         6. the quality and experience of management services which may be available and the depth of that management

         7. the potential for further research, development or exploration

         8. specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company

         9. the potential for growth or expansion

         10. the potential for profit

         11. the perceived public recognition or acceptance of products, services or trade

         12. name identification

        Management will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors.

        Opportunities in which the Company participates will present certain risks, many of which cannot be identified adequately prior to selecting a specific opportunity. The Company’s shareholders must, therefore, depend on management to identify and evaluate such risks. Promoters of some opportunities may have been unable to develop a going concern or may present a business in its development stage (in that it has not generated significant revenues from its principal business activities prior to the Company’s participation). Even after the Company’s participation, there is a risk that the combined enterprise may not become a going concern or advance beyond the development stage. Other opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

        The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention as well as substantial costs for accountants, attorneys, and others. If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss by the Company of the related costs incurred.

        There is the additional risk that the Company will not find a suitable target. Management does not believe the Company will generate revenue without finding and completing a transaction with a suitable target company. If no such target is found, therefore, no return on an investment in the Company will be realized, and there will not, most likely, be a market for the Company’s stock.

Acquisition of Opportunities

        In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise, or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. Once a transaction is complete, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, the Company’s management may, as part of the terms of the transaction, resign and be replaced in whole or in part without a vote of the Company’s shareholders.

        It is anticipated that securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company’s Common Stock may have a depressive effect on such market.

        While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called “tax free” reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

        As part of the Company’s investigation, the Company’s management will meet personally with management and key personnel of the target company, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company’s limited financial resources and management expertise.

        The manner in which the Company participates in an opportunity with a target company will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

        With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which the target company’s shareholders would acquire in exchange for their share holdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, the Company’s shareholders will, in all likelihood, hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company’s then shareholders.

        Management has advanced, and will continue to advance, funds used by the Company in identifying and pursuing agreements with target companies. Management could require that these funds be repaid from the proceeds of any transaction with the target company, and any agreement governing such a transaction may, in fact, be contingent upon the repayment of those funds.

Competition

        The Company is an insignificant participant among firms that engage in business combinations with, or financing of, development-stage enterprises. There are many established management and financial consulting companies and venture capital firms that have significantly greater financial and personal resources, technical expertise and experience than the Company. In view of the Company’s limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage vis-a-vis the Company’s competitors.

Regulation and Taxation

        Although the Company will be subject to regulation under the Securities Act of 1933 and the Securities Exchange Act of 1934, management believes the Company will not be subject to regulation under the Investment Company Act of 1940 insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

        The Company intends to structure a merger or acquisition in such manner as to minimize Federal and state tax consequences to the Company and to any target company.

Employees

        The Company does not have any employees at the present time but relies upon the efforts of its sole director and officer, who will devote as much time as believed necessary to carry out the affairs of the Company.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

              Exhibit
              Number           Description

              99.1      Certification - Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

                           NONE

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVENTEMP CORPORATION

By	/s/ Keith D. Spickelmier Keith D. Spickelmier, President(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: August 12, 2002