Form 10QSB
period 2002-09-30
EVENTEMP CORP
filed 2002-11-19
CIK 1024109

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended: September 30, 2002
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from _______ to _________

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

The number of shares of common stock, no par value, outstanding as of September 30, 2002: 1,153,970 shares

Transitional Small Business Disclosure Format (check one): Yes  [  ]     No [X]

TABLE OF CONTENTS

                              EVENTEMP CORPORATION
                         PERIOD ENDED SEPTEMBER 30, 2002

                                      INDEX

PART I.  FINANCIAL INFORMATION                                             Page

         Item 1.  Financial Statements

         Condensed financial statements of Eventemp Corporation:

                  Balance sheet as of September 30, 2002                      3

                  Statements of operations for the three and nine months
                   ended September 30, 2002 and 2001                          4

                  Statements of cash flows for the nine months ended
                   September 30, 2002 and 2001                                5

                  Notes to financial statements                               6

         Item 2.  Plan of Operations                                          7

         Item 4.  Controls and Procedures                                    12

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                           12

                  (a)      Exhibits

SIGNATURE                                                                    13

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                              EVENTEMP CORPORATION
                                  BALANCE SHEET
                            As of September 30, 2002
                                   (Unaudited)

ASSETS

Current Assets
    Cash                                                            $       460
                                                                    ===========

LIABILITIES AND CAPITAL DEFICIT

Liabilities
    Accounts payable and accrued expenses                           $    52,194
    Due to shareholder                                                    6,685
                                                                    -----------
       Total Liabilities                                                 58,879
                                                                    -----------

CAPITAL DEFICIT

    Preferred stock, no par value, 10,000,000 shares
       authorized, no shares issued or outstanding
    Common stock, no par value, 50,000,000 shares
       authorized, 1,153,970 shares issued and outstanding
    Paid in capital                                                   2,351,800
    Retained deficit                                                 (2,410,219)
                                                                    -----------
       Total Capital Deficit                                         (58,419)
                                                                    -----------
       TOTAL LIABILITIES AND CAPITAL DEFICIT                        $       460
                                                                    ===========

                              EVENTEMP CORPORATION
                            STATEMENTS OF OPERATIONS
     For the Three Months and Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                   Three Months                  Nine Months
                                  Ended September 30,        Ended September 30,
                                  2002         2001          2002          2001
                                 ---------  ---------      ---------   ---------
General and
    administrative expense      $    (636)                 $  (7,812) $  (8,203)
Interest income                             $      22             10         58
                                 ---------  ---------       --------- ---------
       NET INCOME (LOSS)        $    (636)  $      22      $  (7,802) $  (8,145)
                                 =========  =========       ========= =========

Basic and diluted earnings
    (loss) per common share         $(.00)       $.00          $(.01)     $(.01)
Weighted average common
    shares outstanding          1,153,970   1,153,970      1,153,970  1,153,970

                              EVENTEMP CORPORATION
                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                   2002               2001
                                                ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                    $ (7,802)         $  (8,145)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
      Changes in:
        Prepaid expenses                                               2,500
        Accounts payable and accrued expenses     (2,345)             5,195
                                                 ---------         ---------
NET CASH USED BY OPERATING ACTIVITIES             (10,147)            (450)
                                                 ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from sale of stock                                    2,000
    Due to shareholder                              6,685
                                                 ---------         ---------
NET CHANGE IN CASH                                (3,462)             1,550

CASH BALANCES
    -Beginning of period                            3,922              2,358
                                                ---------          ---------
    -End of period                              $     460          $   3,908
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

Item 4. Controls and Procedures

         Within 90 days prior to the filing of this Quarterly Report on Form 10-Q, the chief executive officer and chief financial officer of the Company evaluated the effectiveness of the Company's disclosure controls and procedures and have concluded that the Company's controls and procedures are effective in timely alerting them to material information required to be disclosed in the reports that are filed or submitted under the Securities and Exchange Act of 1934. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

              Exhibit
              Number           Description

              99.01     Certification Required Pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002.
              99.2      Certification Required Pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002.

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

Dated: November 18, 2002

                                  CERTIFICATION

         I, Keith D. Spickelmier, Chief Executive Officer of Eventemp
         Corporation, certify that:

         1.   I have reviewed this quarterly report on Form 10-QSB of Eventemp
              Corporation;

         2.   Based on my knowledge,  this  quarterly  report does not contain any untrue  statement of a material fact or omit to state a material fact necessary to make the  statements made, in light of the  circumstances under which such  statements  were made, not  misleading  with  respect to the period  covered by this quarterly report;

         3.   Based on my knowledge, the financial statements,  and other financial information included in this quarterly report,  fairly present in all material  respects the financial  condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.   The  registrant's other certifying officers and I are  responsible for  establishing  and  maintaining disclosure  controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)
              for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material  information  relating to the  registrant,
                       including  its  consolidated  subsidiaries, is made known
                       to us by others within those entities, particularly
                       during the period in which this quarterly report is being
                       prepared;

                  (b)  evaluated the  effectiveness  of the registrant's
                       disclosure  controls and procedures as of a date
                       within 90 days prior to the filing date of this quarterly
                       report (the "Evaluation Date"); and

                  (c)  presented in this  quarterly  report our  conclusions about the  effectiveness  of the  disclosure controls and
                       procedures based on our evaluation as of the Evaluation
                       Date;

         5.   The registrant's other certifying  officers and I have disclosed, based on our most recent  evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the
                      registrant's  ability to record,  process,  summarize and
                      report financial data and have identified for the
                      registrant's auditors any material weaknesses in internal
                      controls; and

                  (b) any fraud,  whether  or not  material,  that  involves management  or other  employees  who have a significant
                      role in the registrant's internal controls; and

         6.   The  registrant's  other  certifying officers and I have indicated
              in this quarterly  report whether or not there were  significant changes in internal  controls or in other factors that could significantly  affect internal controls  subsequent to the date of our most recent  evaluation,  including any corrective  actions with regard to significant deficiencies and material weaknesses.

November 18, 2002

/s/ Keith D. Spickelmier
         Keith D. Spickelmier
         President

                                  CERTIFICATION

         I, Keith D. Spickelmier, Chief Financial Officer of Eventemp
         Corporation, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Eventemp
            Corporation;

         2. Based on my knowledge,  this  quarterly  report does not contain any untrue  statement of a material fact or omit to state a material fact necessary to make the  statements  made, in light of the circumstances  under which such  statements  were made,  not misleading  with  respect to the period  covered by this  quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report,  fairly  present in all material  respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The  registrant's  ther certifying officers  and I  are  responsible for  establishing  and  maintaining disclosure  controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                (a)  designed such disclosure  controls and procedures to ensure that material  information  relating to the  registrant,
                     including  its  consolidated  subsidiaries,  is made known to us by others within those entities, particularly during the period in which this quarterly report is being
                     prepared;

               (b)   evaluated the  effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior
                     to the filing date of this quarterly report (the
                     "Evaluation Date"); and

               (c)   presented in this  quarterly  report our  conclusions about the  effectiveness  of the  disclosure controls and
                     procedures based on our evaluation as of the Evaluation
                     Date;

         5. The registrant's other certifying  officers and I have disclosed, based on our most recent  evaluation,  to the registrant's  auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               (a)   all significant  deficiencies in the design or operation of internal controls which could adversely affect the
                     registrant's  ability to record,  process,  summarize and
                     report financial data and have identified for the
                     registrant's auditors any material weaknesses in internal
                     controls; and

               (b)   any fraud,  whether  or not  material,  that  involves
                     management  or other employees  who have a significant role in the registrant's internal controls; and

         6.  The  registrant's  other  certifying  officers and I have indicated
             in this quarterly  report whether or not there were  significant changes in internal  controls or in other factors that could significantly  affect internal controls  subsequent to the date of our most recent  evaluation,  including any corrective  actions with regard to significant deficiencies and material weaknesses.

November 18, 2002

/s/ Keith D. Spickelmier
         Keith D. Spickelmier,
         Treasurer