Form 10KSB
period 2002-12-31
EVENTEMP CORP
filed 2003-04-07
CIK 1024109

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number 0-49837

EVENTEMP CORPORATION

Incorporated pursuant to the Laws of Nevada

Internal Revenue Service — Employer Identification No. 88-0349241

2001 Hermann Drive, Houston, Texas 77004

((713) 248-5981

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2002 were $ -0-.

The registrant's Common Stock, no par value, has not recently been and is not now traded publicly. Accordingly, the voting stock held by non-affiliates of the registrant has no ascertainable market value. The number of shares outstanding of the registrant’s Common Stock, no par value, as of April 7, 2003 was 1,153,970.

Transitional Small Business Disclosure format (Check one): Yes [X]     No [  ]

INDEX

                                                                            Page Number
PART I.

Items 1. & 2.    Business and Properties.                                  3                                  _____

Item 3.           Legal Proceedings.                                           7                              _____

Item 4.           Submission of Matters to a Vote of Security Holders.         7                               _____

PART II.

Item 5.           Market for the Registrant’s Common Equity and Related
                     Stockholder Matters.                                      7                                 _____

Item 6.           Management’s Plan of Operation.                         8                                    _____

Item 7.           Financial Statements.                                       12                                _____

Item 8.           Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure.                     12                                   _____

PART III.

Item 9.           Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the Exchange Act. 12                                _____

Item 10.          Executive Compensation.                                     13                                _____

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management.                                                 13                                _____

Item 12.          Certain Relationships and Related Transactions.             14                                _____

PART IV.

Item 13.          Exhibits and Reports on Form 8-K.                           14                                _____

Item 14.          Controls and Procedures.                                    15                                _____

ITEMS 1 and 2. BUSINESS AND PROPERTIES.

General

        Eventemp Corporation (the “Company”) was incorporated on November 30, 1995 under the laws of the State of Nevada. The address of the Company is 2001 Hermann Drive, Houston, Texas 77004, and its telephone number is 713/248-5981. The Company was formed for the purpose of commercially exploiting a proprietary self-contained climate control system for vehicles (known as the Etemp system) that allowed the user to call his or her vehicle from any available telephone and pre-cool or pre-heat the interior of the vehicle within five minutes before arriving with the engine turned off. By 1999, the Company had developed a working prototype of this product, but management believed that the prototype needed further work and refinement before it could be successfully marketed commercially. In 1999, the Company ran out of money before this further work and refinement could be undertaken and completed. When money ran out, the Company attempted to find a joint venture partner to assist in the development of the Company’s product. Although the Company had a number of potential partners express an interest in establishing a relationship, no definitive agreement on such a relationship was ever entered into. By the spring of 2000, management abandoned its efforts to find a joint venture partner, and the Company has existed essentially as a “shell” since that time.

        The current primary activity of the Company currently involves seeking a company or companies that it can acquire or with which it can merge. The Company has not selected any company as an acquisition target or merger partner and does not intend to limit potential candidates to any particular field or industry, but the Company may limit candidates, if it so chooses, to a particular field or industry. The Company’s plans are in the conceptual stage only.

        The Board of Directors has elected to begin implementing the Company’s principal business purpose, described below under “ITEM 6. MANAGEMENT’S PLAN OF OPERATION.” As such, the Company can be defined as a “shell” company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

        The proposed business activities described herein classify the Company as a “blank check” company. Many states have enacted statutes, rules, and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company’s securities until such time as the Company has successfully implemented its business plan.

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

Facilities

        The Company has no meaningful properties and assets, and at this time has no agreements to acquire any properties or assets. The Company intends to attempt to acquire assets or a business in exchange for its securities when assets or business desirable for the Company’s objectives have been identified.

        The Company’s offices are provided to the Company on a rent-free basis by Keith D. Spickelmier, the sole director and officer of the Company, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this space will meet the Company’s needs for the foreseeable future.

        The Company may continue to have certain intellectual property pertaining to the Company’s former business. The determination of what rights (if any) may exist in this regard would require an expenditure of funds that the Company does not now have. Management believe that these rights (if any) will not be material to the Company’s future. However, if the Company ever has the funds, it may seek to determine what rights (if any) it still has in the intellectual property pertaining to the Company’s former business and seek to exploit these rights in whatever way is possible.

Risk Factors

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

        This Annual Report contains statements that are forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “believe” and similar language. These statements involve known and unknown risks, including those resulting from economic and market conditions, the regulatory environment in which we operate, competitive activities, and other business conditions, and are subject to uncertainties and assumptions set forth elsewhere in this Annual Report. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update these statements.

In addition to the other information in this Annual Report, the following risk factors, among others, should be considered carefully in evaluating the Company and its business.

        NO RECENT OPERATING HISTORY OR REVENUE AND MINIMAL ASSETS. The Company has no recent operating history, has received no revenues since 1999 and has never earned a profit from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until it completes a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company completes a business combination with a profitable business opportunity. There is no assurance that the Company will identify a business opportunity or complete a business combination.

        SPECULATIVE NATURE OF COMPANY’S PROPOSED OPERATIONS. The success of the Company’s proposed plan of operation will depend to a great extent on the operations, financial condition, and management of the identified business opportunity. While management intends to seek business combinations with entities having established operating histories, it cannot assure that the Company will successfully locate candidates meeting such criteria. In the event the Company completes a business combination, the success of the Company’s operations may depend upon management of the successor firm or venture partner firm together with numerous other factors beyond the Company’s control.

        SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS. The Company is, and will continue to be, an insignificant participant in the business of seeking mergers and joint ventures with, and acquisitions of small private entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may also be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise, and managerial capabilities than the Company. The Company is, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

        NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION; NO STANDARDS FOR BUSINESS COMBINATION. The Company has no arrangement, agreement, or understanding with respect to engaging in a business combination with any private entity, although the Company has conducted some preliminary discussions in this regard. There can be no assurance the Company will successfully identify and evaluate suitable business opportunities or conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluations. There is no assurance the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which the Company would not consider a business combination in any form with such business opportunity. Accordingly, the Company may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth, or other negative characteristics.

        CONTINUED MANAGEMENT CONTROL; LIMITED TIME AVAILABILITY. While seeking a business combination, Keith D. Spickelmier, the sole director and officer of the Company, anticipates devoting only a fairly minimal amount of time to the business of the Company. Mr. Spickelmier has not entered into a written employment or non-compete agreement with the Company and is not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on him. Notwithstanding the limited time commitment of Mr. Spickelmier, the loss of his services could adversely affect development of the Company’s business. See ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT for more information about Mr. Spickelmier.

        CONFLICTS OF INTEREST. Keith D. Spickelmier, the sole director and officer of the Company, may in the future participate in business ventures that could compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event Mr. Spickelmier is involved in the management of any firm with which the Company transacts business. Management has adopted an unwritten policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers, directors or partners, or in which they or their family members own or hold any ownership interest.

        REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION. Companies subject to Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”) must provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or even preclude the Company from completing an otherwise desirable acquisition. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

        LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION. The Company has not conducted or received results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even if there is demand for a business combination as contemplated by the Company, there is no assurance the Company will successfully complete such transaction.

        LACK OF DIVERSIFICATION. In all likelihood, the Company’s proposed operations, even if successful, will result in a business combination with only one entity. Consequently, the resulting activities will be limited to that entity’s business. The Company’s inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry, thereby increasing the risks associated with the Company’s operations.

        REGULATION. Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

        PROBABLE CHANGE IN CONTROL AND MANAGEMENT. A business combination involving the issuance of the Company’s common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require management of the Company to sell or transfer all or a portion of the Company’s common stock beneficially owned by it, or resign from its positions with the Company. The resulting change in control of the Company could result in removal of present management or a reduction in its participation in the future affairs of the Company.

        REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING BUSINESS COMBINATION. The Company’s primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of such private company. Issuing previously authorized and unissued common stock of the Company will reduce the percentage of shares owned by present and prospective shareholders, and could effect a change in the Company’s control and/or management.

        DISADVANTAGES OF BLANK CHECK OFFERING. The Company may enter into a business combination with an entity that desires to establish a public trading market for its shares. A target company may attempt to avoid what it believes to be adverse consequences of undertaking its own public offering by seeking a business combination with the Company. The perceived adverse consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders, and the inability or unwillingness to comply with various federal and state securities laws enacted for the protection of investors. These securities laws primarily relate to registering securities and full disclosure of the Company’s business, management, and financial statements. However, any public offering of securities for which an exemption under the Securities Act of 1933 is not available (including those issued in a business combination with the Company) must be registered.

        TAXATION. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Typically, these transactions may be structured to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity. Management cannot assure that a business combination will meet the statutory requirements for a tax-free reorganization, or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

        REQUIREMENT OF AUDITED FINANCIAL STATEMENTS MAY DISQUALIFY BUSINESS OPPORTUNITIES. Management believes that any potential target company must provide audited financial statements for review, and for the protection of all parties to the business combination. One or more attractive business opportunities may forego a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.

ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company’s common stock had been quoted and traded on the over-the-counter market in the United States under the symbol “ETMP.” The Company’s common stock is not quoted at the present time. Management is fairly certain that no public sale of the Company’s common stock has occurred since May 2000. It also believes with less certainty that no such sale has occurred at any time since January 1, 2000. In any event, after a reasonable effort, management was unable to find any data regarding the bid, ask and sales prices of the Company’s common stock since January 1, 2000 (if any such data exists) to comply with SEC disclosure requirement in the event that sales of the Company’s common stock have occurred since January 1, 2000.

        As of March 7, 2003, the Company had 133 holders of record. Management believes that the Company has a considerable larger number of beneficial holders of its stock, although the exact number of these holders can not be determined.

        The Company has never paid cash dividends, and has no intentions of paying cash dividends in the foreseeable future.

        Management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker concerning the participation of such market maker in the after-market for the Company’s securities and management does not intend to initiate any such discussions until such time as the Company has consummated a merger or acquisition. After a merger or acquisition has been completed, the Company’s current or new management will most likely contact prospective market makers. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

        Effective August 11, 1993, the Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks,the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

        The National Association of Securities Dealers, Inc. (the “NASD”), which administers NASDAQ, has recently made changes in the criteria for initial listing on the NASDAQ Small Cap market and for continued listing. For initial listing, a company must have net tangible assets of $4 million, market capitalization of $50 million or net income of $750,000 in the most recently completed fiscal year or in two of the last three fiscal years. For initial listing, the common stock must also have a minimum bid price of $4 per share. In order to continue to be included on NASDAQ, a company must maintain $2,000,000 in net tangible assets and a $1,000,000 market value of its publicly-traded securities. In addition, continued inclusion requires two market-makers and a minimum bid price of $1.00 per share.

        Management intends to strongly consider undertaking a transaction with any merger or acquisition candidate which will allow the Company’s securities to be traded without the aforesaid limitations. However, there can be no assurances that, upon a successful merger or acquisition, the Company will qualify its securities for listing on NASDAQ or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing.The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of the Company’s securities on a national exchange. In such events, trading, if any, in the Company’s securities may then continue in the non-NASDAQ over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company’s securities.

ITEM 6. MANAGEMENT’S PLAN OF OPERATION.

General

        The Company’s plan is to seek, investigate, and if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms desiring the perceived advantages of a publicly held corporation. At this time, the Company has no definitive plan, agreement, understanding, or arrangement to acquire or merge with any specific business or company, although the Company has conducted some preliminary discussions in this regard. In addition, the Company has not identified any specific business or company for investigation and evaluation. The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of the proposed business under this caption and throughout this Annual Report is purposefully general and is not meant to restrict the Company’s virtually unlimited discretion to search for and enter into a business combination.

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

        Selecting a business opportunity will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other items. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

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

Evaluation of Opportunities

        The analysis of new business opportunities will be undertaken by or under the supervision of management. See ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT for information about the Company’s current management. Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider, among other factors, such matters as;

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

         6. the quality and experience of management services which may be available and the depth of that management

         7. the potential for further research, development or exploration

         8. specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company

         9. the potential for growth or expansion

         10. the potential for profit

         11. the perceived public recognition or acceptance of products, services or trades

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The report of Company’s Independent Auditors appear at Page F-1 hereof, and the Financial Statements of the Company appear at Page F-2 through F-7 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

        Keith D. Spickelmier, age 41, has served as the sole Director, and the President, Treasurer & Secretary of the Company since May 2002. He has also served as an attorney in the capacity of Of Counsel with the law firm of Haynes and Boone LLP since April 2001. Mr. Spickelmier has also engaged in personal investment activity during that time. Prior to that time, Mr. Spickelmier had been a partner with the law firm of Verner, Liipfert, Bernhard, McPherson and Hand since 1993. He has an undergraduate degree from the University of Nebraska at Kearney and a law degree from the University of Houston.

        The authorized number of directors of the Company is presently fixed at one. A director serves for a term of one year that expires at the following annual stockholders’ meeting. Each officer serves at the pleasure of the Board of Directors and until a successor has been qualified and appointed. Currently, the sole director of the Company receives no remuneration for his services as such.

        There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

Blank Check Experience

        Mr. Spickelmier has not previously been an officer or a director of any "blank check" public reporting company, and he has not previously promoted any other blank check company.

Conflicts of Interest

        Mr. Spickelmier is associated with other firms involved in a range of business activities. Consequently, inherent conflicts of interest could arise in his acting as an officer and the sole director of the Company. Insofar as Mr. Spickelmier is engaged in other business activities, he anticipates he will devote only a minor amount of time to the Company's affairs.

        Mr. Spickelmier may in the future become a shareholder, officer or director of other companies that may be formed for the purpose of engaging in business activities similar to those conducted by the Company, although he had no present intention to do so. Nevertheless, additional direct conflicts of interest may arise in the future with respect to Mr. Spickelmier's acting on behalf of the Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of Mr. Spickelmier in the performance of his duties or otherwise. The Company does not currently have a right of first refusal pertaining to opportunities that come to Mr. Spickelmier's attention insofar as such opportunities may relate to the Company's proposed business operations.

        Mr. Spickelmier is, so long as he is an officer or a director of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation that come to his attention, either in the performance of his duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies with which he is affiliated on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of Mr. Spickelmier. If the Company or the companies with which Mr. Spickelmier is affiliated both desire to take advantage of an opportunity, then Mr. Spickelmier would abstain from negotiating and voting upon the opportunity. However, Mr. Spickelmier may still individually take advantage of opportunities if the stockholders of the Company should decline to do so. Furthermore, Mr. Spickelmier has never promoted, is not promoting or will be promoting any other blank check company during his tenure as an officer and director of the Company. Accordingly, there presently exists no conflict of interest in this regard.

Section 16(a) of the Exchange Act

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires that the Company’s officers and directors, and person who own more than ten percent of a registered class of the Company’s equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish the Company with copies of all such Section 16(a) forms. Based solely on its review of written representations from certain reporting person, the Company believes that, during fiscal 2002, each of its officers, directors and greater than ten percent stockholders complied with all such applicable filing requirements.

ITEM 10. EXECUTIVE COMPENSATION.

        Keith D. Spickelmier, the sole director and officer of the Company, does not receive nor accrue any compensation for his services to the Company, nor has any director and officer of the Company received any compensation during the past three fiscal years. Mr. Spickelmier has agreed to act without compensation until after the consummation of a merger or acquisition, and he may receive no compensation even after the consummation of a merger or acquisition. As of the date of this Annual Report, the Company has no funds available to pay any executive compensation. In addition, no retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its management or employees.

        Conceivably, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain Mr. Spickelmier for the purposes of providing services to the surviving entity, or otherwise provide other compensation to him. However, Mr. Spickelmier has personally adopted a policy whereby the offer of any post-transaction remuneration to him will not be a consideration in the Company’s decision to undertake any proposed transaction.

        Conceivably, persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, such an associate may be compensated for his referral in the form of a finder’s fee. This fee will probably be in the form of either cash or restricted common stock issued by the Company as part of the terms of the proposed transaction. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has insufficient cash available. The amount of such finder’s fee cannot be determined as of the date of this Annual Report, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finder’s fee, either directly or indirectly, as a result of their respective efforts to implement the Company’s business plan outlined herein. Persons “associated” with management is meant to refer to persons with whom management may have had other business dealings, but who are not affiliated with or relatives of management.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of April 7, 2003 information regarding the beneficial ownership of Common Stock (i) by each person who is known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) by each director; and (iii) by all directors and officers as a group.

         Name and Address of                             Beneficial Ownership(1)
         Beneficial Owner                               Number           Percent
         ----------------                            ---------------------------

         Bering Partners, L.L.C.                         1,086,154(2)     94.1%
         5353 Memorial #4027
         Houston, Texas 77007

         Keith D. Spickelmier                            1,087,030(3)     94.2%
         5353 Memorial #4027
         Houston, Texas 77007

         All directors and officers                      1,087,030(3)     94.2%
         as a group (one person)

        (1) Includes shares beneficially owned pursuant to options and warrants exercisable within 60 days.

        (2) Keith D. Spickelmier serves as the sole Manager of Bering Partners, L.L.C. Accordingly, Mr. Spickelmier has sole voting power and sole investment power over these shares. These shares are also included in the table in the figure of shares beneficially owned by Mr. Spickelmier.

        (3) Includes 876 shares held directly and 1,086,154 shares held by Bering Partners, L.L.C., a limited liability for which Mr. Spickelmier serves as the sole Manager. Mr. Spickelmier has sole voting power and sole investment power over these shares. These shares are also included in the table in the figure of shares beneficially owned by Bering Partners, L.L.C.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

PART IV.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report:

(i) Financial Statements:

          Independent Auditors' Report ......................................F-1

          Balance Sheets as of December 31, 2002 ........................... F-2

          Statements of Expenses for the years ended December
                31, 2002 and 2001  ......................................... F-3

          Statements of Changes in Stockholders' Equity for the years ended December 31, 2002 and 2001 ............................F-4

          Statements of Cash Flows for the years ended
                December 31, 2002 and 2001  ................................ F-5

          Notes to Financial Statements .....................................F-6

(ii) Financial Statement Schedules:

          Schedule II - Valuation and Qualifying Accounts

(iii) Exhibits:

        The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit No.       Description

3.01              Articles of Incorporation  of the Company is incorporated  herein by reference from the Company's Form 10-SB
                  (SEC File No. 0-49837) filed with the SEC on May 28, 2002, Part III, Item 1, Exhibit 3.01.
3.02              Bylaws of the Company is incorporated  herein by reference from the Company's Form 10-SB (SEC File No. 0-49837) filed with the SEC on May 28, 2002, Part III, Item 1, Exhibit 3.02.
4.01              Specimen  Common Stock  Certificate is  incorporated  herein by reference from the Company's Form 10-SB (SEC
                  File No. 0-49837) filed with the SEC on May 28, 2002, Part III, Item 1, Exhibit 4.01.
99.01             Certifications  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the  Sarbanes-Oxley Act of
                  2002.

(b)      Reports on Form 8-K

         None.

ITEM 14. CONTROLS AND PROCEDURES.

         Within 90 days prior to the filing of this Annual Report on Form 10-KSB, the chief executive officer and chief financial officer of the Company evaluated the effectiveness of the Company's disclosure controls and procedures and have concluded that the Company's controls and procedures are effective in timely alerting them to material information required to be disclosed in the reports that are filed or submitted under the Securities and Exchange Act of 1934. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

INDEPENDENT AUDITORS REPORT

To the Board of Directors
        EvenTemp Corporation
        Houston, Texas

We have audited the accompanying balance sheet of EvenTemp Corporation as of December 31, 2002, and the related statements of expenses, changes in stockholders deficit, and cash flows for each of the two years ended December 31, 2002. These financial statements are the responsibility of Eventemp’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EvenTemp Corporation as of December 31, 2002, and the results of its operations and its cash flows for each of the two years ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Malone & Bailey, PLLC
www.malone-bailey.com
Houston, Texas

March 21, 2003

                              EVENTEMP CORPORATION
                                  BALANCE SHEET
                                December 31, 2002

ASSETS

Current Assets
    Cash                                                            $       424
                                                                     ===========

LIABILITIES AND CAPITAL DEFICIT

Current Liabilities
    Accounts payable and accrued expenses                           $    53,265
    Due to shareholders                                                  13,970
                                                                     -----------
                                                                         67,235
                                                                     -----------

STOCKHOLDERS DEFICIT

    Preferred stock, no par value, 10,000,000 shares
       authorized, no shares issued or outstanding
    Common stock, no par value, 50,000,000 shares
       authorized, 1,153,970 shares issued and outstanding            2,352,748
    Retained deficit                                                 (2,419,559)
                                                                     -----------
       Total Stockholders Deficit                                    (66,811)
                                                                     -----------
       TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT                    $      424
                                                                     ===========

                 See summary of significant accounting policies
                       and notes to financial statements
                                      F-2

                              EVENTEMP CORPORATION
                             STATEMENTS OF EXPENSES
                 For the Years Ended December 31, 2002 and 2001

                                                 2002                      2001
                                               ----------             ----------
General and administrative expense            $   16,206             $    8,203
Interest income                                  (10)                (72)
Interest expense                                     948
                                               ----------            ----------
       NET LOSS                               $  (17,144)            $   (8,131)
                                               ==========             ==========

Basic and diluted loss per common share       $     (.01)            $     (.01)
Weighted average common shares outstanding     1,153,970              1,153,970

                 See summary of significant accounting policies
                       and notes to financial statements

                              EVENTEMP CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT
                 For the Years Ended December 31, 2002 and 2001

                                    Common Stock      Retained
                                 Shares     Amount     Deficit          Totals
                                --------  ----------  ----------      ---------
Balances at
  December 31, 2000            1,153,970 $2,351,800   $(2,394,284)    $(42,484)

Net loss                                               (8,131)     (8,131)
                               --------- ----------    -----------    ---------
Balances at
  December 31, 2001            1,153,970  2,351,800    (2,402,415)     (50,615)

Imputed interest                                948                        948

Net loss                                               (17,144)     (17,144)
                               ---------  ----------   -----------    ---------
Balances at
  December 31, 2002            1,153,970 $2,352,748   $(2,419,559)   $ (66,811)
                               ========= ==========   ===========    =========

                 See summary of significant accounting policies
                       and notes to financial statements

                              EVENTEMP CORPORATION
                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2002 and 2001

                                                    2002              2001
                                                  --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                     $(17,144)           $ (8,131)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Imputed interest                              948
      Changes in:
        Prepaid expenses                                                 2,500
        Accounts payable and accrued expenses     (1,272)               5,195
                                                  --------            --------
NET CASH USED BY OPERATING ACTIVITIES             (17,468)              (436)
                                                  --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from sale of stock                                      2,000                                      2,000
    Advances by a founding stockholder             13,970
                                                  --------            --------
NET CHANGE IN CASH                                (3,498)               1,564

CASH BALANCES
    -Beginning of period                            3,922                2,358
                                                  --------             --------
    -End of period                               $    424             $  3,922
                                                  ========             ========

SUPPLEMENTAL DISCLOSURES
    Interest paid in cash                        $      0             $      0

                 See summary of significant accounting policies
                       and notes to financial statements

EVENTEMP CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations and organization. EvenTemp Corporation (“EvenTemp”) was incorporated in Nevada on November 30, 1995 and was authorized to do business in Arizona in September 1996. EvenTemp purchased its wholly-owned subsidiary, Polar Air Corporation in February 1998 to operate an auto repair and accessory business. This business ceased operating in August 1999.

Cash and cash equivalents. For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less.

Accounts payable and accrued expenses consist of trade payables of $40,285 and state sales tax payable of $12,980.

Use of Estimates. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes. EvenTemp recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. EvenTemp provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the absence of common stock equivalents.

Recently issued accounting pronouncements. EvenTemp does not expect the adoption of recently issued accounting pronouncements to have a significant impact on EvenTemp’s results of operations, financial position or cash flow.

NOTE 2 - DUE TO SHAREHOLDERS

In 2002, EvenTemp’s shareholders paid $13,970 of EvenTemp’s expenses. The amounts are due on demand. Interest of 8 percent is imputed and charged as interest expense.

NOTE 3 - INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002, are as follows:

       Deferred tax asset                                 $  10,500
       Less:  valuation allowance                          (10,500)
                                                           --------
       Net current deferred tax assets                    $      0
                                                           ========

EvenTemp had prior net operating loss carryforwards of approximately $2,308,000. Internal Revenue Code Section 382 restricts or eliminates the use of net operating losses when more than 50% of EvenTemp ownership change occurs, as defined, within any 36-month period. Such an ownership change occurred in 2000 when 1,060,000 new shares were issued. As a result of this change, net operating loss carryforwards prior to this date of $2,294,000 may not be available. Available carryforwards expire 15 to 20 years from when incurred.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, JVWeb, Inc. has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVENTEMP CORPORATION

By	/s/ Keith D. Spickelmier Keith D. Spickelmier President

Dated: April 7, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                 Title                              Date

/S/ Keith D. Spickelmier          Director, President            April 7, 2003
                                  & Treasurer
Keith D. Spickelmier              (Principal Executive Officer,
                                  Principal Financial Officer
                                  and Principal Accounting
                                  Officer)

CERTIFICATIONS

        I, Keith D. Spickelmier, certify that:

        1.I have reviewed this Annual Report on Form 10-KSB of Eventemp Corporation;

        2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

        3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

By	/s/ Keith D. Spickelmier Keith D. Spickelmier President & Chief Executive Officer

Dated: April 7, 2003

         I, Keith D. Spickelmier, certify that:

        1.I have reviewed this Annual Report on Form 10-KSB of Eventemp Corporation.;

        2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

        3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

By	/s/ Keith D. Spickelmier Keith D. Spickelmier Treasurer & Chief Financial Officer

Dated: April 7, 2003