Form 10QSB
period 2003-03-31
EVENTEMP CORP
filed 2003-06-20
CIK 1024109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  Quarterly   report  pursuant  to  Section  13  or  15(d)  of the Securities
       Exchange  Act  of 1934  For the  quarterly  period ended: March 31, 2003

[ ]  Transition  report  pursuant to Section 13 or 15(d) of the  Securities
       Exchange  Act of 1934 For the transition period from _______ to _________

                         Commission file number: 0-49837

                              EVENTEMP CORPORATION
        (Exact name of small business issuer as specified in its charter)

             Nevada                                           88-0349241
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization                     Identification No.)

       2001 Hermann Drive, Houston, Texas                       77004
      (Address of principal executive officer)               (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of common stock, no par value, outstanding as March 31, 2003: 1,153,970 shares

Transitional Small Business Disclosure Format (check one):  Yes ___    No  X
                                                                          ---

                              EVENTEMP CORPORATION
                           PERIOD ENDED MARCH 31, 2003

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              Page

         Item 1.  Financial Statements

         Condensed financial statements of Eventemp Corporation:

                  Balance sheet as of March 31, 2003

                  Statements of expenses for the three months ended
                        March 31, 2003 and 2002

                  Statements of cash flows for the three months
                        ended March 31, 2003 and 2002

                  Notes to financial statements

         Item 2.  Plan of Operations

         Item 4.  Controls and Procedures

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits

SIGNATURE

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                              EVENTEMP CORPORATION
                                  BALANCE SHEET
                                 March 31, 2003




ASSETS

Current Assets
    Cash                                                            $       388
                                                                    ===========



LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable and accrued expenses                           $    52,065
    Due to stockholders                                                  15,470
                                                                    -----------
       Total Current Liabilities                                         67,535
                                                                    -----------

STOCKHOLDERS' DEFICIT

    Preferred stock, no par value, 10,000,000 shares
       authorized, no shares issued or outstanding
    Common stock, no par value, 50,000,000 shares
       authorized, 1,158,970 shares issued and outstanding            2,355,886
    Retained deficit                                                 (2,423,033)
                                                                    -----------
       Total Stockholders' Deficit                                   (   67,147)
                                                                    -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $       388
                                                                    ===========

                              EVENTEMP CORPORATION
                             STATEMENTS OF EXPENSES
               For the Three Months Ended March 31, 2003 and 2002




                                                    2003                2002
                                                 ----------         ----------
General and administrative expense               $    2,236
Interest income                                                     $      (10)
Interest expense                                       1,238
                                                   ----------        ----------
       NET INCOME (LOSS)                          $   (3,474)       $       10
                                                   ==========        ==========

Basic and diluted loss per common share           $     (.00)       $     (.00)
Weighted average common shares outstanding         1,155,637         1,153,970

                              EVENTEMP CORPORATION
                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2003 and 2002



                                                    2003              2002
                                                  --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                             $ (3,474)           $     10
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Imputed interest                             1,238
      Changes in:
        Prepaid expenses
        Accounts payable and accrued expenses       (1,200)
                                                   --------            --------
NET CASH USED IN (PROVIDED BY)
  OPERATING ACTIVITIES                              (3,436)                  10
                                                   --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Stock issued for services                        1,900
    Advances by a founding stockholder               1,500
                                                   --------            --------
NET CASH PROVIDED BY FINANCIANG ACTIVITIES           3,400

NET CHANGE IN CASH                                  (   36)                  10

CASH BALANCES
    -Beginning of period                               424                3,922
                                                   --------            --------
    -End of period                                $    388             $  3,932
                                                   ========            ========

                              EVENTEMP CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of EvenTemp Corporation ("EvenTemp") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in EvenTemp's latest annual report filed with the SEC on Form 10KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2002, as reported in the 10KSB, have been omitted.

Item 2.   Plan of Operation

         Eventemp Corporation (the "Company") was incorporated on November 30, 1995 under the laws of the State of Nevada. The Company was formed for the purpose of commercially exploiting a proprietary self-contained climate control system for vehicles (known as the Etemp system) that allowed the user to call his or her vehicle from any available telephone and pre-cool or pre-heat the interior of the vehicle within five minutes before arriving with the engine turned off. The Company failed in achieving this purpose and has been inactive from a business perspective since the fall of 1999.

                                     General

         The Company's plan is to seek, investigate, and if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms desiring the perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of management or any promoter of the Company, or an affiliate of either, has had any material discussions with any other company with respect to any acquisition of that company. The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of the proposed business under this caption and throughout this report is purposefully general and is not meant to restrict the Company's virtually unlimited discretion to search for and enter into a business combination.

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

                            Sources of Opportunities

         The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of the Company's management as well as indirect associations between it and other business and professional people. The Company does not presently anticipate that it will engage any professional firm specializing in business acquisitions or reorganizations.

         Management, while not especially experienced in matters relating to the new business of the Company, will rely upon its own efforts and, to some extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such obligation. There have been no discussions, understandings, contracts or agreements with any outside consultants, and none are anticipated in the future.

         As is customary in the industry, the Company may pay a finder's fee for locating an acquisition prospect. If any such fee is paid, it will be approved by the Company's Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a $1,000,000 transaction ratably down to 1% in a $4,000,000 transaction.

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

         Opportunities in which the Company participates will present certain risks, many of which cannot be identified adequately prior to selecting a specific opportunity. The Company's shareholders must, therefore, depend on management to identify and evaluate such risks. Promoters of some opportunities may have been unable to develop a going concern or may present a business in its development stage (in that it has not generated significant revenues from its principal business activities prior to the Company's participation). Even after the Company's participation, there is a risk that the combined enterprise may not become a going concern or advance beyond the development stage. Other opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

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

         There is the additional risk that the Company will not find a suitable target. Management does not believe the Company will generate revenue without finding and completing a transaction with a suitable target company. If no such target is found, therefore, no return on an investment in the Company will be realized, and there will not, most likely, be a market for the Company's stock.

                          Acquisition of Opportunities

         In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise, or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. Once a transaction is complete, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, the Company's management may, as part of the terms of the transaction, resign and be replaced in whole or in part without a vote of the Company's shareholders.

         It is anticipated that securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may have a depressive effect on such market.

         While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

         As part of the Company's investigation, the Company's management will meet personally with management and key personnel of the target company, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

         The manner in which the Company participates in an opportunity with a target company will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

         With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which the target company's shareholders would acquire in exchange for their share holdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will, in all likelihood, hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

         Management has advanced, and will continue to advance, funds used by the Company in identifying and pursuing agreements with target companies. Management could require that these funds be repaid from the proceeds of any transaction with the target company, and any agreement governing such a transaction may, in fact, be contingent upon the repayment of those funds.

                                   Competition

         The Company is an insignificant participant among firms that engage in business combinations with, or financing of, development-stage enterprises. There are many established management and financial consulting companies and venture capital firms that have significantly greater financial and personal resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage vis-a-vis the Company's competitors.

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

Item 4.  Controls and Procedures

         Within 90 days prior to the filing of this Quarterly Report on Form 10-QSB, the chief executive officer and chief financial officer of the Company evaluated the effectiveness of the Company's disclosure controls and procedures and have concluded that the Company's controls and procedures are effective in timely alerting them to material information required to be disclosed in the reports that are filed or submitted under the Securities and Exchange Act of 1934. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number   Description

 99.01    Certification Required Pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002.
 99.02    Certification Required Pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002.



                 (b) Reports on Form 8-K

                           None

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  EVENTEMP CORPORATION
                                                  (Registrant)


                                                  By: /s/ Keith D. Spickelmier
                                                  Keith D. Spickelmier,
                                                  President
                                                 (Principal Executive
                                                  Officer, Principal
                                                  Financial Officer and
                                                  Principal Accounting
                                                  Officer)


Dated: June 20, 2003

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

June 20, 2003

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

June 20, 2003

/s/ Keith D. Spickelmier
         Keith D. Spickelmier,
         Treasurer

Exhibit 99.01

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                               SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Eventemp Corporation (the "Company") on Form 10-QSB for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

June 20, 2003                                      By: /s/ Keith D. Spickelmier
                                                       -------------------------
                                                      Keith D. Spickelmier
                                                      President

Exhibit 99.02

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                               SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Eventemp Corporation (the "Company") on Form 10-QSB for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

June 20, 2003                             By: Keith D. Spickelmier
                                            ------------------------
                                            Keith D. Spickelmier,
                                            Treasurer