Form 10QSB
period 2003-06-30
EVENTEMP CORP
filed 2003-08-13
CIK 1024109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: June 30, 2003

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

         The number of shares of common stock, no par value, outstanding as June 30, 2003: 1,158,970 shares

Transitional Small Business Disclosure Format (check one):  Yes ___    No  X
                                                                          ---

                              EVENTEMP CORPORATION
                           PERIOD ENDED JUNE 30, 2003

                                      INDEX

PART I.  FINANCIAL INFORMATION                                          Page

         Item 1.  Financial Statements

         Condensed financial statements of Eventemp Corporation:

                  Balance sheet as of June 30, 2003                       3

                  Statements of expenses for the three and six
                    months ended June 30, 2003 and 2002                   4

                  Statements of cash flows for the six months ended
                    June 30, 2003 and 2002                                5

                  Notes to financial statements                           6

         Item 2.  Plan of Operations                                      7

         Item 4.  Controls and Procedures                                12

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                       12

                  (a)      Exhibits

SIGNATURE                                                                13

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                              EVENTEMP CORPORATION
                                  BALANCE SHEET
                                  June 30, 2003



ASSETS

    Current Assets
       Cash                                                         $       388
                                                                     ===========


LIABILITIES AND STOCKHOLDERS DEFICIT

    Current Liabilities
       Accounts payable and accrued expenses                        $    51,265
       Due to shareholder                                                16,920
                                                                     -----------
       Total Current Liabilities                                         68,185
                                                                     -----------

STOCKHOLDERS DEFICIT

    Preferred stock, no par value, 10,000,000 shares
       authorized, no shares issued or outstanding
    Common stock, no par value, 50,000,000 shares
       authorized, 1,158,970 shares issued and outstanding            2,355,886
    Accumulated deficit                                              (2,423,683)
                                                                     -----------
       Total Stockholders Deficit                                    (   67,797)
                                                                     -----------
       TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT                   $       388
                                                                     ===========

                              EVENTEMP CORPORATION
                             STATEMENTS OF EXPENSES
            Three Months and Six Months Ended June 30, 2003 and 2002



                                 Three Months                  Six Months
                                Ended June 30,                 Ended June 30,
                             2003          2002            2003           2002
                           ---------    ---------       ---------      ---------
General and
    administrative expense  $    650    $   7,176      $   2,886      $   7,176
Interest (income) expense                                  1,238        (    10)
                           ---------    ---------       ---------      ---------
         NET LOSS           $   (650)   $  (7,176)     $  (4,124)     $  (7,166)
                           =========    =========       =========      =========

Basic and diluted loss
    per common share           $(.00)       $(.01)         $(.00)         $(.01)
Weighted average common
    shares outstanding     1,158,970    1,153,970       1,157,303     1,153,970

                              EVENTEMP CORPORATION
                            STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2003 and 2002



                                                         2003           2002
                                                      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                          $  (4,124)      $ ( 7,166)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
      Stock issued for services                           1,900
      Imputed interest                                    1,238
      Changes in:
        Prepaid expenses
        Accounts payable and accrued expenses            (2,000)        ( 2,945)
                                                       ---------       ---------
NET CASH USED IN OPERATING ACTIVITIES                    (2,986)        (10,111)


CASH FLOWS FROM FINANCING ACTIVITIES
    Due to shareholder                                    2,950           6,685
                                                       ---------       ---------
NET CHANGE IN CASH                                       (   36)        ( 3,426)

CASH BALANCES
    -Beginning of period                                    424           3,922
                                                       ---------       ---------
    -End of period                                    $     388       $     496
                                                       =========       =========

                              EVENTEMP CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of EvenTemp Corporation ("EvenTemp") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in EvenTemp's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2002 as reported in the 10-KSB have been omitted.


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

         1. the available technical, financial and managerial resources
         2. working capital and other financial requirements
         3. history of operation, if any
         4. prospects for the future
         5. present and expected competition
         6. the quality and experience of management services which may be available and the depth of that management
         7. the potential for further research, development or exploration
         8. specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company
         9. the potential for growth or expansion
         10.the potential for profit
         11.the perceived public recognition or acceptance of products, services or trades 12. name identification

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

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         For services rendered, during the quarter ended June 30, 2003, the Company issued to one individual providing services to the Company 5,000 shares of the Company's common stock. The issuance of these shares is claimed to be exempt pursuant to Regulation D under the Securities Act of 1933.

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


Dated: August 13, 2003

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

August 13, 2003

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

August 13, 2003

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

August 13, 2003                     By: /s/ Keith D. Spickelmier
                                    --------------------------
                                    Keith D. Spickelmier
                                    President

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

August 13, 2003                             By: Keith D. Spickelmier
                                            ------------------------
                                            Keith D. Spickelmier,
                                            Treasurer