Form 10QSB
period 2003-09-30
EVENTEMP CORP
filed 2003-11-25
CIK 1024109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: September 30, 2003

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

The number of shares of common stock, no par value, outstanding as September 30, 2003: 1,158,970 shares

Transitional Small Business Disclosure Format (check one):   Yes ___   No  X
                                                                          ---

                              EVENTEMP CORPORATION
                         PERIOD ENDED SEPTEMBER 30, 2003

                                      INDEX

PART I.  FINANCIAL INFORMATION                                           Page

         Item 1.  Financial Statements

         Condensed financial statements of Eventemp Corporation:

             Balance sheet as of September 30 2003                            3

             Statement of expenses for the three months and nine months
                ended September 30, 2003 and 2002                             4

             Statements of cash flows for the nine months ended September
                30, 2003 and 2002                                             5

             Notes to financial statements                                    6

         Item 2.  Plan of Operations                                          7

         Item 3.  Controls and Procedures                                    12

PART II. OTHER INFORMATION

         Item 6.     Exhibits and Reports on Form 8-K                        13

(a) Exhibits (b) Reports on Form 8-K

SIGNATURE                                                                    14

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                              EVENTEMP CORPORATION
                                  BALANCE SHEET
                               September 30, 2003



ASSETS

    Current Assets
       Cash                                                       $       388
                                                                   ===========
LIABILITIES AND STOCKHOLDERS DEFICIT

    Current Liabilities
       Accounts payable and accrued expenses                       $    51,865
       Due to shareholder                                               16,920
                                                                    -----------
       Total Current Liabilities                                        68,785
                                                                    -----------

STOCKHOLDERS DEFICIT

    Preferred stock, no par value, 10,000,000 shares
       authorized, no shares issued or outstanding
    Common stock, no par value, 50,000,000 shares
       authorized, 1,158,970 shares issued and outstanding           2,355,886
    Accumulated deficit                                              (2,424,283)
                                                                    -----------
       Total Stockholders Deficit                                    (   68,397)
                                                                    -----------
       TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT                   $       388
                                                                    ===========

                              EVENTEMP CORPORATION
                             STATEMENTS OF EXPENSES
             Three and Nine Months Ended September 30, 2003 and 2002



                                    Three Months              Nine Months
                                 Ended September 30,      Ended September 30,
                                  2003         2002          2003       2002
                                 ---------   ---------     ---------  ---------
General and
    administrative expense    $     600      $    636      $   3,486  $  7,812
Interest (income) expense                                      1,238     (  10)
                                 ---------   ---------     ---------  ---------
       NET LOSS               $    (600)     $   (636)     $  (4,724) $ (7,802)
                                 =========   =========     =========  =========

Basic and diluted loss
    per common share              $(.00)        $(.00)        $(.00)     $(.01)
Weighted average common
    shares outstanding        1,158,970     1,153,970     1,157,859  1,153,970

                              EVENTEMP CORPORATION
                            STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2003 and 2002



                                                      2003             2002
                                                   ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                       $  (4,724)        $ ( 7,802)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
      Stock issued for services                       1,900
      Imputed interest                                1,238
      Changes in:
        Accounts payable and accrued expenses        (1,400)           ( 2,345)
                                                   ---------          ---------
NET CASH USED IN OPERATING ACTIVITIES                (2,986)           (10,147)


CASH FLOWS FROM FINANCING ACTIVITIES
    Due to shareholder                                2,950              6,685
                                                   ---------          ---------
NET CHANGE IN CASH                                   (   36)           ( 3,462)

CASH BALANCES
    -Beginning of period                                424              3,922
                                                   ---------          ---------
    -End of period                                $     388           $     460
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

         The Company has insufficient capital with which to provide the owners of businesses significant cash or other assets. Management believes the Company will offer owners of businesses the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the businesses will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Current Reports on Form 8-K, agreements, and related reports and documents. Nevertheless, management has not conducted market research and is not aware of statistical data that would support the perceived benefits of a merger or acquisition transaction for the owners of a business. The Company does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

         The Company will not restrict its search for any specific kind of firms, but may acquire a venture that is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition. The Company also has no plans to conduct any offshore offerings under Regulation S.

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

                           Evaluation of Opportunities

         The analysis of new business opportunities will be undertaken by or under the supervision of management. Management intends to concentrate on identifying prospective business opportunities that may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider, among other factors, such matters as;

         1. the available technical, financial and managerial resources
         2. working capital and other financial requirements
         3. history ofoperation, if any
         4. prospects for the future
         5. present and expected competition
         6. the quality and experience of management services which may be available and the depth of that management
         7. the potential for further research, development or exploration
         8. specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company
         9. the potential for growth or expansion
         10.the potential for profit
         11.the perceived public recognition or acceptance of products, services or trades
         12.name identification

         Management will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors.

         Opportunities in which the Company participates will present certain risks, many of which cannot be identified adequately prior to selecting a specific opportunity. The Company's shareholders must, therefore, depend on management to identify and evaluate such risks. Promoters of some opportunities may have been unable to develop a going concern or may present a business in its development stage (in that it has not generated significant revenues from its principal business activities prior to the Company's participation). Even after the Company's participation, there is a risk that the combined enterprise may not become a going concern or advance beyond the development stage. Other opportunities may involve new and untested products, processes, or market strategies that may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

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

         It is anticipated that securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market that may develop in the Company's Common Stock may have a depressive effect on such market.

         While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

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

                             Regulation and Taxation

         Although the Company will be subject to regulation under the Securities Act of 1933 and the Securities Exchange Act of 1934, management believes the Company will not be subject to regulation under the Investment Company Act of 1940 insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations that result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

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

Item 3. Controls and Procedures

         As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

                  Exhibit
 Number   Description

31.01    Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.01    Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.

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


Dated: November 25, 2003