Form 10KSB
period 2003-12-31
WESTSIDE ENERGY CORP
filed 2004-04-14
CIK 1024109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                    15 (d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

For the Fiscal Year Ended December 31, 2003       Commission File Number 0-49837

                           WESTSIDE ENERGY CORPORATION
                          f/n/a "Eventemp Corporation"
                 (Name of small business issuer in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   88-0349241
                      (I.R.S. Employer Identification No.)

                         2100 West Loop South, Suite 900
                              Houston, Texas 77027
                            (713) 590-3791 (Address,
                             including zip code, and
                    telephone number, including area code, of
                    registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class
                     Common Stock, Par Value $.10 per share

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]  NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2003 were $-0-.

The aggregate market value of the voting stock held by non-affiliates of the registrant on April 12, 2004 was approximately $824,674, based on the closing price of such stock on such date. The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of April 2, 2004 was 5,937,831.

Transitional Small Business Disclosure format (Check one): YES [ ]  NO [X]

                                      INDEX

                                                                     Page Number
                                     PART I.

Items 1. & 2.     Business and Properties.                                    4

Item 3.           Legal Proceedings.                                         23

Item 4.           Submission of Matters to a Vote of Security Holders.       23

                                    PART II.

Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters.                                       23

Item 6.           Management's Plan of Operation.                            24

Item 7.           Financial Statements.                                      24

Item 8.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.                       24

Item 8A.          Controls and Procedures.                                   24

                                    PART III.

Item 9.           Directors, Executive Officers, Promoters and
                  Control Persons; Compliance with Section 16(a)
                  of the Exchange Act.                                       25

Item 10.          Executive Compensation.                                    26

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management.                                                27

Item 12.          Certain Relationships and Related Transactions.            27

Item 13.          Exhibits and Reports on Form 8-K.                          28

Item 14.          Principal Accountant Fees and Services.                    29

                           Forward-Looking Statements


         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 24A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places including ITEMS 1 AND 2 "BUSINESS AND PROPERTIES." These statements regard:

         * our belief regarding the attractiveness of our oil and gas properties for purposes of exploration
         * our intention and plan to perform risk assessments and due diligence reviews that we believe are consistent with industry practices of each project we decide to pursue
         * our belief regarding the possible rapid and significant expansion of our operations
         * our belief regarding the sufficiency of our current acreage for purposes of conducting our initial plan of drilling
         * our belief regarding the availability and qualifications of necessary third party service providers
         *        our belief regarding the cost of identifying drill sites
         * our belief regarding the effect of the possible forfeiture of a certain lease covering approximately 350 acres
         * our belief regarding the availability of sufficient cash flow and conventional bank financing for purposes of properly pursuing our plan of operation
         * our belief regarding the financial ability of the holder of the other undivided interests in the leases in which we hold an interest to fund his share of expenses associated with his interest
         * our belief regarding our ability to satisfy all payment obligations that we incur as a result of the acceptance of outstanding offers
         * our belief regarding our ability to enter into long-term sales contracts for our production
         * our belief regarding our permitted or permittable capacity to continue the our operations if regulatory agencies required us to forego construction, modification or operation of certain air emission sources
         * our belief regarding the effect of continued compliance with existing requirements
         * our expectations to pay our operators commercially prevailing rates.
         * our intention and expectation to begin drilling our first well by the end of May 2004
         * our expectations that the initial phase of our plan of operation will take approximately two years from start to finish
         * our expectations that any amount that we raised beyond $5,000,000 would be used to give to us financial flexibility and a cash cushion
         * our expectations that we will be able to retain a promotional interest in prospects presented to other industry investors
         * our expectations regarding our use of employees and outside consultants
         *        our expectations regarding management remuneration
         *        our plans as to how we will finance our business
         *        our expectations regarding the costs of drilling our wells
         * our expectations regarding the sufficiency of available funds to drill, test and complete our initial well and the amount of funds that we will need to complete fully our initial phase of our plan
         * our expectations regarding the use of outside consultants for services on an as-needed basis
         * our expectations regarding our ability to sell our production to purchasers and end-users at prevailing market prices and under arrangements that are usual and customary in the industry
         * our expectations regarding the effect of compliance with existing federal, state and local laws, rules and regulations governing the release of materials in the environment or otherwise relating to the protection of the environment
         * our estimates regarding the length of time to drill, test and complete each well, to install the facilities to connect to gathering or pipeline facilities

         Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results could differ materially from those projected in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed under "RISK FACTORS" immediately below. As a result, these forward-looking statements represent the Company's judgment as of the date of this Annual Report. The Company does not express any intent or obligation to update these forward-looking statements.

ITEMS 1 and 2.  BUSINESS AND PROPERTIES.

                                  Recent Events

         Westside Energy Corporation, f/n/a "Eventemp Corporation" (the "Company"), was incorporated on November 30, 1995 under the laws of the State of Nevada. The Company was formed for the purpose of commercially exploiting a proprietary self-contained climate control system for vehicles (known as the Etemp system) that allowed the user to call his or her vehicle from any available telephone and pre-cool or pre-heat the interior of the vehicle within five minutes before arriving with the engine turned off. By the spring of 2000, management decided to abandon this business, and the Company had existed essentially as a "shell" since that time. For almost the past two years, the Company had been seeking a company or companies that it could acquire or with which it could merge. During this period of time, the Company did not find an acquisition candidate that the Company believed to be suitable. For reasons given hereinafter, the Company recently adopted a significant change in its corporate direction. It has decided to focus its efforts on the acquisition of attractive crude oil and natural gas prospects, and the exploration, development and production of oil and gas on these prospects.

         In connection with the change in the Company's business focus, the Company has undertaken the following activities:

         * The Company changed its corporate name from "Eventemp Corporation" to "Westside Energy Corporation" on March 17, 2004 to reflect the Company's new business focus.
         * The Company expanded its Board of Directors from one member to two members and elected Jimmy D. Wright to fill the newly created vacancy. Mr. Wright has considerable experience in the oil & gas industry. Keith D. Spickelmier remains as the Company's other director. For more information about Messrs. Wright and Spickelmier, see "ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(A) OF THE EXCHANGE ACT" herein.
         * The Company elected Jimmy D. Wright as the Company's Chief Executive Officer and Chief Financial Officer. Keith D. Spickelmier remains as the Company's Chairman of the Board.
         * The Company acquired 20% undivided interests in certain oil and gas leases. The interests in these leases were acquired from Westside Energy, L.P. ("Westside"). Jimmy D. Wright, the Company's new Chief Executive Officer and Chief Financial Officer, is the sole owner of Westside. The related leases cover approximately 819 gross acres of land in Jack, Wise and Denton Counties in Texas in an area usually referred to as the Barnett Shale. For more information about this region, see "ITEMS 1 and 2. BUSINESS AND PROPERTIES - Plan of Operation - Proposed Initial Activities" herein. As of the date of this Annual Report, no wells have been drilled on these leases to prove the existence of oil and gas under these properties. For more information about these interests and their acquisition, see "ITEMS 1 and 2. BUSINESS AND PROPERTIES - Acquisition of Initial Oil & Gas Interests" herein.
         * The Company has interviewed potential operators, and drilling, completion, construction and other requisite contractors for the Company's first test well and has narrowed the area in which the Company's first well will be drilled. Each service provider being interviewed has been actively involved in the Barnett Shale for a significant period of time with a proven track record of productive wells.
         * The Company raised "seed" capital in the amount of approximately $320,800 from Mr. Spickelmier, Westside and from Bering Partners No. 2, LLC, an entity owned by Mr. Spickelmier, Westside and other investors. A total of $280,000 of this capital was structured in the form of a loan by Bering Partners No. 2, LLC to the Company secured by all of the Company's assets, including the Company's oil and gas interests briefly described above and more extensively described herein as well as all future oil and gas interests. For more information about this loan, see "ITEMS 1 and 2. BUSINESS AND PROPERTIES - Plan of Operation - Capital Requirements" herein. The remaining $40,800 of the initial capital took the form of an equity investment in the Company's common stock. Mr. Spickelmier and Westside made this investment in exchange for the issuance to them of an aggregate of 4,080,000 shares of the Company's common stock.

                                  Risk Factors

          In addition to the other information in this Annual Report, the following risk factors, among others, should be considered carefully in evaluating the Company and its business.

         OUR EXTREMELY LIMITED HISTORY MAKES AN EVALUATION OF US AND OUR FUTURE EXTREMELY DIFFICULT, AND PROFITS ARE NOT ASSURED.

         The Company was incorporated on November 30, 1995 for the purpose of commercially exploiting a proprietary self-contained climate control system for vehicles (known as the Etemp system) that allowed the user to call his or her vehicle from any available telephone and pre-cool or pre-heat the interior of the vehicle within five minutes before arriving with the engine turned off. During February 2004, we decided to focus our business on the acquisition of attractive crude oil and natural gas prospects, and the exploration, development and production of oil and gas on these prospects. Since that time, we have acquired rights in oil and gas properties that we believe represent attractive opportunities for exploration. As of the date of this Annual Report, we had not yet commenced commercial production of oil and gas. In view of our extremely limited history in the oil and gas exploration business, you may have difficulty in evaluating us and our business and prospects. You must consider our business and prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. For our business plan to succeed, we must successfully undertake most of the following activities:

         *        Find and acquire rights in attractive oil and gas properties
         * Drill successful exploratory test wells on our oil and gas properties to determine the presence of oil and gas in commercially viable quantities
         * Develop our oil and gas properties to a stage at which oil and gas are being produced in commercially viable quantities
         * Procure purchasers of our commercial production once it commences
         *        Comply with applicable laws and regulations
         * Identify and enter into binding agreements with suitable joint venture partners for our future projects
         * Raise a sufficient amount of funds to continue our exploration and development program
         *        Implement and successfully execute our business strategy
         *        Respond to competitive developments and market changes
         *        Attract, retain and motivate qualified personnel

There can be no assurance that we will be successful in undertaking such activities. Our failure to undertake successfully most of the activities described above could materially and adversely affect our business, prospects, financial condition and results of operations. In addition, there can be no assurance that our exploration and production activities will produce oil and gas in commercially viable quantities, if any at all. Moreover, even if we succeed in producing oil and gas, we expect to incur operating losses until such time (if ever) as we produce and sell a sufficient volume of our commercial production to cover direct production costs as well as corporate overhead. There can be no assurance that sales of our oil and gas production will ever generate significant revenues, that we will ever generate positive cash flow from our operations or that (if ever attained) we will be able to sustain profitability in any future period.

         WE HAVE CERTAIN CAPITAL NEEDS, AND THE PROCUREMENT OF FINANCING TO MEET THESE NEEDS IS UNCERTAIN.

         We currently have no constant and continual flow of revenues. Our future liquidity will depend upon numerous factors, including the success of our exploration and production efforts and our capital raising activities. We will be required to make substantial capital expenditures for the exploration, development, exploitation and production of oil and gas reserves. We plan to finance our operations for fiscal 2004 through cash flow from any commercial production, private placements, bank borrowings and joint venture arrangements. We are currently looking for sources of capital. However, there can be no assurance that we will find such sources. If required financing is not available on acceptable terms, we may be prevented from pursing our exploration and development program as we have planned. Our inability to pursue our exploration and development program as we have planned could materially and adversely affect our business and financial condition. Moreover, any debt financing undertaken to procure funds may involve restrictions limiting our operating flexibility. If we obtain funds through the issuance of equity securities, the following results will or may occur:

         * The percentage ownership of our existing stockholders will be reduced
         * Our stockholders may experience additional dilution in net book value per share
         * The new equity securities may have rights, preferences or privileges senior to those of the holders of our Common Stock.

Finally, if our revenues or borrowing base decrease as a result of lower oil and gas prices or operating difficulties, we may have limited ability to expend the capital necessary to undertake or complete future drilling programs. For more information about our capital needs, see "ITEMS 1 and 2. BUSINESS AND PROPERTIES
- Plan of Operation - Capital Requirements" herein.

         OIL AND GAS PRICES ARE VOLATILE, HAVE BEEN LOW IN RECENT YEARS, AND COULD BE LOW AGAIN IN THE FUTURE.

         Our revenues, profitability and future growth and the carrying value of our properties will depend substantially on the prices we realize for our oil and gas production. Our realized prices will also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. Oil and gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile in the future. For example, natural gas and oil prices increased significantly in late 2000 and steadily declined in 2001, only to climb again in 2002. Although oil prices have improved significantly, there can be no assurance that low prices will not be experienced again in the future. Among the factors that can cause price volatility are:

         * worldwide or regional demand for energy, which is affected by economic conditions
         *        the domestic and foreign supply of oil and gas
         *        weather conditions
         *        domestic and foreign governmental regulations
         *        political conditions in gas or oil producing regions
         * the ability of members of the Organization of Petroleum Exporting Countries to agree upon and maintain oil prices and production levels
         *        the price and availability of alternative fuels

Oil and gas price movements can not be predicted with certainty. Lower oil and gas prices may not only decrease our revenues on a per unit basis but also may reduce the amount of oil and gas that we can produce economically. A substantial or extended decline in oil and gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity and ability to finance capital expenditures.

         THE SUCCESS OF OUR BUSINESS DEPENDS ON OUR ABILITY TO SELECT OIL AND GAS PROJECTS THAT ULTIMATELY PROVE SUCCESSFUL ECONOMICALLY.

         We intend to drill exploratory test wells on properties with no proved oil and gas reserves, although such properties will typically be situated in areas of proved production reserves. Drilling of oil and gas wells always involves the risk that no commercially productive oil or gas reservoirs will be encountered. While all drilling (whether developmental or exploratory) involves this risk, exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of oil and gas. Because of our proposed exploratory drilling activities, we are especially likely to experience exploration and abandonment expenses from time to time in the future. The economic success of any project will depend on a number of factors, including our ability to discern and estimate the volumes of recoverable reserves relating to the project, rates of future production, future commodity prices, operating costs, and possible environmental liabilities. All of these factors affect whether or not a project will ultimately generate cash flows sufficient to provide a suitable return on investment. Our assessments and estimations of these factors (which are inherently inexact and uncertain) may prove inaccurate. Moreover, there is no specific criterion for selecting the oil and gas projects that we will decide to pursue. Accordingly, we will have significant flexibility in selecting such projects. There can be no assurance that we will be able to identify economically successful oil and gas projects or that we will be able to pursue these projects successfully even if identified. Our failure to select economically successful oil and gas project will materially and adversely affect our business, results of operations and financial condition. Even if we create reserves through our exploration activities, our reserves will decline as they are produced. We will be constantly constrained to add new reserves through further exploration or further development of our existing properties. There can be no assurance that our exploration and development activities will be successful in adding new reserves. If we fail to replace reserves, our level of production and cash flows will be adversely impacted.

         THE SELECTION OF OIL AND GAS PROJECTS INVOLVE NUMEROUS RISKS UNRELATED TO THE PRESENCE OR ABSENCE OF RECOVERABLE RESERVES RELATING TO THE PROJECT.

         Even though we intend to perform a review (that we believe is consistent with industry practices) of each project we decide to pursue, reviews of this nature are often limited in scope. Moreover, these reviews may not reveal all existing or potential problems nor will they permit us to become sufficiently familiar with the related properties to fully assess their deficiencies and capabilities. In addition, inspections may not always be performed on every platform or well, and structural or environmental problems may not be observable even when an inspection is undertaken. Even when problems are identified, the seller or lessor may be unwilling or unable to provide effective contractual protection against all or part of the problems. We are generally not entitled to contractual indemnification for environmental liabilities, and we may be required to pursue many projects on an "as is" basis. Accordingly, we may be required to make significant expenditures to cure environmental contamination relating to acquired properties. If we are unable to remedy or cure any title defect or potential environmental problem of a nature such that drilling operations on the property would not be prudent, we could suffer a loss of our entire investment in the property.

         OUR APPROACH TO TITLE ASSURANCE COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS AND OPERATIONS.

         We intend to purchase working and revenue interests in oil and gas leasehold interests. The existence of a material title deficiency can render a lease worthless and can result in a large expense to our business. Our practice in acquiring oil and gas leases or undivided interests in oil and gas leases will be to forego the expense of retaining lawyers to examine the title to the mineral interest to be placed under lease or already placed under lease. Rather, we will rely upon the judgment of oil and gas lease brokers or landmen who perform the field work in examining records in the appropriate governmental office before attempting to place under lease a specific mineral interest. This is customary practice in the oil and gas industry. Prior to the drilling of an oil and gas well, however, it is the normal practice in the oil and gas industry for the person or company acting as the operator of the well to obtain a preliminary title review of the spacing unit within which the proposed oil and gas well is to be drilled to ensure there are no obvious deficiencies in title to the well. We do not anticipate that we, or the person or company acting as operator of the wells located on the properties that we intend to lease, will obtain counsel to examine title to such spacing unit until the well is about to be drilled. As a result of such examinations, certain curative work may have to be performed to correct deficiencies in the marketability of the title, and such curative work entails expense. The work might include obtaining affidavits of heirship or causing an estate to be administered. Occasionally, the examination made by the title lawyers reveals that the oil and gas lease or leases are worthless, having been purchased in error from a person who is not the owner of the mineral interest desired. In such instances, the amount paid for such oil and gas lease or leases is generally lost. If we were to lose the amount paid for any such oil and gas lease, such loss could materially adversely affect our business. Since we do not intend to retain title lawyers in connection with our acquisitions, the risk of such losses in our operations is increased.

         DEVELOPMENT ACTIVITIES ON EVEN WELL-SELECTED PROJECTS MAY BE UNSUCCESSFUL FOR MANY REASONS, INCLUDING WEATHER, COST OVERRUNS, EQUIPMENT SHORTAGES AND MECHANICAL DIFFICULTIES.

         The selection of attractive oil and gas projects does not ensure success. The development of oil and gas projects involves a variety of operating risks, including:

         *        fires
         *        explosions
         *        blow-outs and surface cratering
         *        uncontrollable flows of natural gas, oil and formation water
         * natural disasters, such as hurricanes and other adverse weather conditions
         *        pipe, cement, subsea well or pipeline failures
         *        casing collapses
         *        embedded oil field drilling and service tools
         *        abnormally pressured formations
         * environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases.

If we experience any of these problems, it could affect well bores, platforms, gathering systems and processing facilities, which could adversely affect our ability to conduct operations.

         We could also incur substantial losses as a result of:

         *        injury or loss of life
         * severe damage to and destruction of property, natural resources and equipment
         *        pollution and other environmental damage
         *        clean-up responsibilities
         *        regulatory investigation and penalties
         *        suspension of our operations
         *        repairs to resume operations.

These conditions can cause substantial damage to facilities and interrupt production. As a result, we could incur substantial liabilities that could reduce or eliminate the funds available for development or property acquisitions, or result in loss of equipment and properties.

         Presently, because of budget constraints, we do not maintain insurance in accordance with prevailing industry practices, but instead we rely upon the insurance coverage of our operators to protect us against the types of risks, losses and liabilities that customarily arise out of oil and gas exploration and production activities. Our operator's insurance may prove inadequate. Our lack of customary insurance coverage may expose us to certain risks, losses and liabilities for the indefinite future. As funds become available, we intend to broaden our insurance coverage. However, we may never obtain insurance for some risks if we believe the cost of available insurance is excessive relative to the risks presented. In addition, some risks may not be fully insurable if insurable at all. Even if we broaden our insurance coverage, our insurance would probably not cover all potential claims or may not adequately indemnify us for all liability to which we will be exposed. Any liability or legal defense expenses not covered by insurance or exceeding our insurance coverage could materially and adversely affect our business, operating results and financial condition. Moreover, we do not currently carry business interruption insurance.

         Finally, the successful drilling of a oil and gas well does not ensure a profit on investment. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economic.

         WE WILL RELY ON A NUMBER OF THIRD PARTIES, AND SUCH RELIANCE EXPOSES US TO A NUMBER OF RISKS.

         Our operations will depend on a number of third parties. We will have limited control over these third parties. We will probably not have many long-term agreements with many of them. We may rely upon various companies to assist us in identifying desirable gas and oil prospects to acquire and provide us with technical assistance and services. We also may rely upon the services of geologists, geophysicists, chemists, engineers and other scientists to explore and analyze our prospects to determine a method in which the prospects may be developed in a cost-effective manner. In addition, we intend to rely upon the owners and operators of oil rigs and drilling equipment to drill and develop our prospects to production. Our inability to maintain satisfactory relationships with such third parties on acceptable commercial terms, or the failure of such third parties to maintain the quality of services they provide at a satisfactory standard, could materially adversely affect our business, results of operations and financial condition.

         THE UNAVAILABILITY OR HIGH COST OF DRILLING RIGS, EQUIPMENT, SUPPLIES, PERSONNEL AND OILFIELD SERVICES COULD MATERIALLY ADVERSELY EFFECT US.

         Either shortages or increases in the cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect our operations, which could materially adversely affect our business, financial condition and results of operations. Drilling activity in the area of our proposed initial activities is comparatively high. Increased drilling activity could decrease the availability of rigs. As a further result of the increased drilling activity, associated costs (including those related to drilling rigs, equipment, supplies and personnel and the services and products of other vendors to the industry) could increase as well. These costs may increase further, and necessary equipment and services may not be available to us at economical prices.

         WE MAY INCUR SUBSTANTIAL IMPAIRMENT WRITEDOWNS IN THE FUTURE.

         If and when we are successful in establishing proved oil and gas properties, we will review such properties in the future for impairment when circumstances suggest there is a need for such a review. For each property determined to be impaired, we will recognize an impairment loss equal to the difference between the carrying value and the fair value of the property on our balance sheet. Fair value is estimated to be the present value of expected future net cash flows computed by applying estimated future oil and gas prices (as determined by management) to the estimated future production of oil and gas reserves over the economic life of a property. Future cash flows are based upon an independent engineer's estimate of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling. If oil and gas prices decrease or if the recoverable reserves on a property are revised downward, we may be required to record impairment writedowns in the future, which would result in a negative impact to our financial position.

         OUR HEDGING DECISIONS MAY IMPACT OUR POTENTIAL GAINS FROM CHANGES IN COMMODITY PRICES AND MAY RESULT IN LOSSES.

         To reduce our exposure to fluctuations in the prices of oil and gas, we may in the future enter into hedging arrangements with respect to a portion of our expected production. Hedging arrangements expose us to risk of financial loss in some circumstances including the following:

         *        production is less than expected
         * the other party to the hedging contract defaults on its contract obligations
         * there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received.

         These hedging arrangements may limit the benefit we would receive from increases in the prices for oil and gas. Furthermore, if we choose not to engage in hedging arrangements in the future, we may be more adversely affected by changes in oil and gas prices than had we engaged in hedging arrangements.

         WE ARE SUBJECT TO COMPLEX LAWS AND REGULATIONS, INCLUDING ENVIRONMENTAL REGULATIONS, THAT CAN ADVERSELY AFFECT THE COST, MANNER OR FEASIBILITY OF DOING BUSINESS.

         Development, production and sale of oil and gas are subject to extensive laws and regulations, including environmental laws and regulations. We may be required to make large expenditures to comply with environmental and other governmental regulations. Matters subject to regulation include:

         *        discharge permits for drilling operations
         * bonds for ownership, development and production of oil and gas properties
         *        reports concerning operations
         *        taxation

         Under these laws and regulations, we could be liable for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. Failure to comply with these laws and regulations also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, these laws and regulations could change in ways that substantially increase our costs. Accordingly, any of these liabilities, penalties, suspensions, terminations or regulatory changes could materially adversely affect our financial condition and results of operations.

         COMPETITION IN OUR INDUSTRY IS INTENSE, AND WE ARE SMALLER AND HAVE A MORE LIMITED OPERATING HISTORY THAN MOST OF OUR COMPETITORS.

         We operate in the highly competitive areas of oil and gas exploration, development and production. We believe that the level of competition in these areas will continue into the future and may even intensify. Most of our competitors have substantially greater financial and other resources than we do and have been operating a lot longer that we have. The effect of the intense competition to which we will be exposed can not now be determined. However, such competition could materially adversely affect our business, financial condition and results of operations. For more information regarding the competition to which we will be exposed, see "ITEMS 1 and 2. BUSINESS AND PROPERTIES - Competition."

         WE DEPEND ON CERTAIN KEY PERSONNEL.

         We substantially depend upon the efforts and skills of Jimmy D. Wright, a director and the President of the Company. The loss of Mr. Wright's services, or his inability to devote sufficient attention to our operations, could materially and adversely affect our operations. Mr. Wright has not entered into an employment agreement or a covenant not to compete agreement with us. As a result, Mr. Wright may discontinue providing his services to us at any time and for any reason, and even thereafter commence competition with us. Moreover, we do not maintain key man life insurance on Mr. Wright.

         OUR CURRENT MANAGEMENT RESOURCES MAY NOT BE SUFFICIENT FOR THE FUTURE, AND WE HAVE NO ASSURANCE THAT WE CAN ATTRACT ADDITIONAL QUALIFIED PERSONNEL.

         There can be no assurance that the current level of management is sufficient to perform all responsibilities necessary or beneficial for management to perform. Our success in attracting additional qualified personnel will depend on many factors, including our ability to provide them with competitive compensation arrangements, equity participation and other benefits. There is no assurance that (if we need to) we will be successful in attracting highly qualified individuals in key management positions.

         LIMITATIONS ON CLAIMS AGAINST OUR OFFICERS AND DIRECTORS, AND OUR OBLIGATION TO INDEMNIFY THEM, COULD PREVENT OUR RECOVERY FOR LOSSES CAUSED BY THEM.

         The corporation law of Nevada allows a Nevada corporation to limit the liability of its directors to the corporation and its stockholders to a certain extent, and our Articles of Incorporation have eliminated our directors' liability for monetary damages due to a breach of fiduciary duty, unless the breach is a result of self-dealing, intentional misconduct, fraud, or illegal actions. Moreover, our Bylaws provide that we must indemnify each director, officer, agent and/or employee to the maximum extent provided for by the corporation law of Nevada. Further, we may purchase and maintain insurance on behalf of any such persons whether or not we have the power to indemnify such person against the liability insured against. Consequently, because of the actions of officers, directors, agents and employees, we could incur substantial losses and be prevented from recovering such losses from such persons. Further, the U.S. Securities and Exchange Commission (the "Commission") maintains that indemnification for liabilities arising under the Securities Exchange Act of 1933 (the "Act") is against the public policy expressed in the Act, and is therefore unenforceable.

         WE MAY EXPERIENCE RAPID GROWTH, AND IN SUCH CASE WE WILL NEED TO MANAGE THIS GROWTH EFFECTIVELY.

         We believe that, given the right business opportunities, we may expand our operations rapidly and significantly. If rapid growth were to occur, it could place a significant strain on our management, operational and financial resources. To manage any significant growth of our operations, we will be required to undertake the following successfully:

         * Manage relationships with various strategic partners and other third parties
         * Hire and retain skilled personnel necessary to support our business
         * Train and manage a growing employee base
         * Continually develop our financial and information management systems

If we fail to make adequate allowances for the costs and risks associated with this expansion or if our systems, procedures or controls are not adequate to support our operations, our business could be harmed. Our inability to manage growth effectively could materially adversely affect our business, results of operations and financial condition.

         OUR COMMON STOCK HAS EXPERIENCED ONLY EXTREMELY LIMITED TRADING.

         Our common stock had been quoted and traded on the over-the-counter market in the United States under the symbol "EVTP." In connection with the recent change of our corporate name, the trading symbol of our Common Stock changed to "WEGC." Our Common Stock recently began trading again in very limited quantities in the "Electronic Pink Sheets" of the National Quotation Bureau. Management is fairly certain that, prior to these recent sales, no public sale of our Common Stock had occurred since June 2002. Management is currently in discussions with prospective market maker concerning its sponsorship of our Common Stock for trading in the over-the-counter market on the OTC Electronic Bulletin Board. There is no assurance that we will be successful in including our Common Stock in this trading market. . Moreover, there can be no assurance as to the prices at which the shares of Common Stock will trade. Until shares of Common Stock become more broadly held and orderly markets develop and even thereafter, the prices of the Common Stock may fluctuate significantly. Prices for our Common Stock will be determined in the marketplace and may be influenced by many factors, including the following:

         * The depth and liquidity of the markets for our Common Stock
         * Investor perception of us and the industry in which we participate
         * General economic and market conditions
         * Responses to quarter-to-quarter variations in operating results
         * Failure to meet securities analysts' estimates
         * Changes in financial estimates by securities analysts
         * Conditions, trends or announcements in the oil and gas industry
         * Announcements of significant acquisitions, strategic alliances, joint ventures or capital commitments by us or our competitors
         * Additions or departures of key personnel
         * Sales of Common Stock
         * Accounting pronouncements or changes in accounting rules that affect our financial statements
         * Other factors and events beyond our control

         THE TRADING PRICE OF OUR COMMON STOCK MAY ENTAIL ADDITIONAL REGULATORY REQUIREMENTS, WHICH MAY NEGATIVELY AFFECT SUCH TRADING PRICE.

         The trading price of our Common Stock may be below $5.00 per share. As a result of this price level, trading in our Common Stock would be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934. These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our Common Stock affected. As a consequence, the market liquidity of our Common Stock could be severely limited by these regulatory requirements.

         WE DO NOT EXPECT TO PAY CASH DIVIDENDS.

         We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for use in the operation and expansion of our business. Therefore, we do not expect to pay any cash dividends in the foreseeable future.

                                Plan of Operation

General

         The Company intends to engage primarily in the exploration and development of oil and gas properties, initially in the State of Texas. The Company's major emphasis will be in the participation in the oil and gas segment, acquiring interests in producing oil or gas properties and participating in drilling operations. The Company's principal products will be crude oil and natural gas. The Company intends to engage in a broad range of activities associated with the oil and gas business in an effort to develop oil and gas reserves. With the assistance of the Company's management, independent contractors retained from time to time by the Company, and, to a lesser extent, unsolicited submissions, the Company intends to identify prospects that it believes are suitable for acquisition and drilling.

         When the Company acquires an interest in acreage on which exploration or development drilling is planned, the Company will assess the relative potential and risks of each prospect and determine the degree to which the Company will participate in the exploration or development drilling. In the right circumstances, the Company will assume the entire risk of the acquisition and drilling. On the other hand, the Company may determine that it will be more beneficial to invite industry participants to share the risk and the reward of the prospect by financing some or all of the costs of drilling contemplated wells. In such cases, the Company may retain a carried working interest, a reversionary interest, or may be required to finance all or a portion of the Company's proportional interest in the prospect. Although this approach will reduce the Company's potential return should the drilling operations prove successful, it will also reduce the Company's risk and financial commitment to a particular prospect.

         Conversely, the Company may from time to time participate in drilling prospects offered by other persons if the Company believes that the potential benefit from the drilling operations outweighs the risk and the cost of the proposed operations. This approach will allow the Company to diversify into a larger number of prospects at a lower cost per prospect, but these operations (commonly known as "farm-ins") are generally more expensive than operations where the Company offers the participation to others (known as "farm-outs").

         In addition to its exploration and drilling activities, the Company expects that it will try to accumulate oil and gas reserves through the purchase of existing reserves from others. In this connection, the Company may initiate workovers, recompletions, development drilling, secondary and tertiary recovery operations and other production enhancement techniques to maximize current production and the ultimate recovery of reserves acquired or developed.

         There can be no assurance that the Company will be successful in its exploratory and production activities. The oil and gas business involves numerous risks, the principal ones of which will be described in the section captioned "Risk Factors" herein.

Proposed Initial Activities

         Currently, the Company's primary area of interest is in the Barnett Shale located in the state of Texas. The Company has acquired 20% undivided interests in certain leases covering approximately 819 gross acres of land in Jack, Wise and Denton Counties in Texas in the Barnett Shale. The Company has just begun the initial phase of its plan of operation. To date the Company has not commenced any drilling or other exploration activities on the properties that it has leased and thus the Company does not have any estimates of oil and gas reserves on such properties. Consequently the Company has not reported its reserve estimates to any state or federal authority. The Company cannot assure anyone that it will find commercially producible amounts of oil and gas. Moreover, at the present time, the Company cannot finance the initial phase of its plan of operation solely through its own current resources. Consequently, the Company plans on undertaking certain financing activities described in "Plan of Operation - Capital Requirements" herein. The success of the initial phase of the Company's plan of operation depends upon the Company's ability to obtain additional capital to drill its wells. The Company cannot assure anyone that it will obtain the necessary capital.

         An article in the January 19, 2004 edition of the Oil & Gas Journal described the Barnett Shale as "one of the hottest areas of drilling activity in the continental US." Houston-based Mitchell Energy made the first economic completion in the Barnett Shale in the early 1980's. At the end of 2002, the Barnett Shale had 1,870 producing wells. During summer 2003, it had an average rig count of 50. The Barnett Shale now is considered as a world-class, unconventional, blanket gas reservoir. At current gas prices, wells drilled in this area are regarded as low-risk, high-reward propositions because of their long-term, steady production. Once focused largely in Denton and Wise counties, expansion has been directed north into Montague and Cooke counties, and south into Tarrant, Parker, and Johnson counties. Productive characteristics vary widely across the Barnett Shale, reflecting the geologic variability of the formation itself. Moreover, the Barnett Shale has presented difficulty in establishing sufficient recovery efficiency, but highly detailed reservoir characterization studies and more refined drilling, completion, and fracturing practices have improved well deliverability and economics. The largest operator in the Barnett Shale is Devon Energy Corp, which reported total revenues from all activities in 2002 of $4.3 billion. Devon now operates about 1,500 wells in the Barnett core area, representing about 60-70% of the producing wells in the total Barnett area. It holds about 120,000 acres in the core area and 430,000 acres outside. In 2004, Devon plans to drill about 150 wells.

         The initial phase of the Company's plan of operation will involve drilling and testing wells on the Company's currently leased approximately 819 gross acres in the Barnett Shale to prove reserves, completing promising test wells, extracting the oil, gas and other hydrocarbons that the Company finds, and delivering them to market. The Company believes that this acreage is sufficient for drilling either 10 horizontal wells or 20 vertical wells or some combination of the two types of wells. If the initial phase of the Company's plan of operation is fully implemented, the Company will drill, test and complete these wells over the next two years. The Company is also in the process of acquiring rights in additional acreage. Since the Company's acquisition of its rights in the 819 initial gross acres, the Company has leased additional acreage, bringing the Company's total leased acreage to 4,260 gross acres and 3,242 net acres as of March 31, 2004. However, nearly all of the leases governing this additional acreage are subject to the Company's confirmation that the related lessors have satisfactory title to their acreage. Until such confirmation, the Company will not make payments pursuant to the leases. If the Company is unable to confirm that any related lessor has satisfactory title to any of this additional acreage, then the Company will not make any payments, and the lease will terminate in the near future as a result.

         The Company anticipates that each vertical well in its targeted area will cost approximately $750,000 to complete and that each horizontal well in its targeted area will cost approximately $1,500,000 to complete. The Company's anticipated costs of drilling operations are based on estimates obtained from third-party service providers whom the Company believes will be available to it to provide the services that the Company will need. However, the actual costs of such operations may be more or less than the estimates contained herein. If actual costs of operations exceed the Company's estimates to any significant degree, the Company may require additional funding to achieve its initial objectives.

         Before committing substantial resources, including obtaining necessary permits and preparing for drilling on any particular leased property, the Company plans to complete its due diligence on its leased property. However, the does not Company expect that it will incur the expense of retaining lawyers to examine the title to the Company's mineral interests. This practice could expose the Company to certain risks, which are described in "ITEMS 1 and 2. BUSINESS AND PROPERTIES - Risk Factors - OUR APPROACH TO TITLE ASSURANCE COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS AND OPERATIONS."

         The Company has not yet identified any specific drill sites, although it has narrowed the area in which the Company's first well will be drilled. The Company will select drill sites based on a variety of factors, including information gathered from historic records and drill logs, proximity to existing pipelines, ease of access for drilling equipment, the presence of oil and natural gas in the immediate vicinity, and consultations with the Company's geologist, operator and driller. Because a majority of this research information has already been obtained, the Company believes that the cost of identifying drill sites will be insubstantial. With the exception of the evaluation of the geological structures that the Company encounters during the drilling process, the cost of which has been factored into the Company's estimated drilling costs, the Company does not anticipate needing any further product research.

         Once the Company has identified a proposed drilling site, it will engage the services of a third party operator licensed to operate oil and gas wells in the State of Texas. The operator will be responsible for permitting the well, which will include obtaining permission from state authorities relative to spacing requirements and any other state and federal environmental clearances required at the commencement of the permitting process. Additionally, the operator will formulate and deliver to all interest owners an operating agreement establishing each participants' rights and obligations in that particular well based on the location of the well and the ownership. In addition to the permitting process, the operator will be responsible for hiring the driller, geologist and land men to make final decisions relative to the zones to be targeted, and actually drilling the well to the target zone. Should the well be successful, the operator would thereafter be responsible for completing the well and connecting it to the most appropriate transmission facility for the hydrocarbons produced. The Company expects to pay the operator commercially prevailing rates.

         The operator will be the caretaker of the well once production has commenced. As such, the operator will be responsible for paying bills related to the well, billing working interest owners for their proportionate expenses in drilling and completing the well, and selling the production from the well. Unless each interest owner sells its production separately, the operator will collect purchase payments from the purchaser of the production, and, once a division order has been established and confirmed by the interest owners, the operator will issue the checks to each interest owner in accordance with its appropriate interest. The operator will not perform these functions when each interest owner sells its production separately, in which case the interest owners will undertake these activities separately. After production commences on a well, the operator also will be responsible for maintaining the well and the wellhead site during the entire term of the production or until such time as the operator has been replaced.

         Although the Company presently does not intend to seek status as a licensed operator, if in the future the Company believes that seeking licensed operator status is appropriate and the Company has adequate staff available to it, the Company may decide to operate its own wells.

         The Company has had preliminary discussions with several companies to act as both the operator and driller of the Company's wells. Management believes that all of the companies being interviewed are amply qualified to act in the preceding capacities. Management foresees no problem in procuring the services of one or more qualified operators and drillers in connection with the initial phase of the Company's plan of operation, although a considerable increase in drilling activities in the area of the Company's properties could make difficult (and perhaps expensive) the procurement of operating and drilling services.

         The driller will be responsible for performing, or contracting with third parties and supervising their efforts, all aspects of the drilling operation except for geological services. The Company currently anticipates that it will continue to utilize outside consultants for services on an as-needed basis.

         Each well will be drilled and tested individually. If commercially producible amounts of oil or gas are present, the well will be completed and facilities installed to connect to gathering or pipeline facilities. Completed wells that are producing and connected to distribution pipelines will begin generating revenues as soon as they begin flowing although actual funds for the sale of production may be delayed and not be received until 30 days after the end of the month of sale or even longer. If any of the Company wells proves to hold commercially producible gas, the Company may need to install necessary infrastructure to permit delivery of the Company gas from the wellhead to a major pipeline. The Company has identified the locations of all major gathering and other facilities currently installed in the general vicinity of the Company's targeted area and has initiated contacts with the owners of these facilities to ascertain their specific requirements with respect to transporting the Company's gas to pipelines for transmission, including volume and quality of gas and connection costs. Management believes that these pipelines basically purchase all available gas that they can. However, some of the owners of these pipelines produce their own gas, which they also transport along with other third-party gas such as that the Company intends to produce. Most of the pipelines in the area of the Company's current oil and gas interests are not required by law to transport any gas that the Company may produce. As a result, if pipelines in the area reach capacity, any productive natural gas well developed by the Company could be "shut-in" because of a lack of available natural gas pipeline capacity.

         The Company cannot accurately predict the costs of transporting its gas products to existing pipelines until it locates its first successful well. The cost of installing an infrastructure to deliver the Company's gas to a pipeline or gatherer will vary depending upon the distance the gas must travel from the wellhead to the tap, tap fees, and whether the gas first must be treated to meet the purchasing company's quality standards. To minimize the costs of transporting gas to existing pipelines, the Company intends to drill as close to existing pipelines as practicable. However, ultimate connection costs cannot now be accurately predicted.

Capital Requirements

         Although the Company believes that it has leased enough land to move forward with the initial phase of its current plan of operation, the Company will have to obtain additional financing before the Company can fully implement this phase. The Company has already raised "seed" capital in the amount of approximately $320,800 from Mr. Spickelmier, Westside Energy, L.P., an entity wholly-owned by Mr. Wright ("Westside"), and Bering Partners No. 2, LLC, an entity owned by the Company's two directors and certain other investors. The Company intends to use the proceeds of this capital either to drill, test and complete the Company's initial well or to acquire rights in additional acreage, or both, and (to a limited extent) for general corporate purposes. A total of $280,000 of this capital was structured in the form of a loan from Bering Partners No. 2, LLC to the Company secured by all of the Company's assets, including the oil and gas interests briefly described herein as well as all such interests acquired in the future. Interest accrues on the loan at a rate of 10% per annum. The principal amount of and accrued interest on the loan is due and payable in a single balloon payment due on February 25, 2005. In consideration of making the loan, the Company granted warrants to the owners of Bering Partners No. 2, LLC to purchase up to an aggregate of 560,000 shares of the Company's common stock for a per-share exercise price of $.50. These warrants have a term of and are exercisable for five years. The remaining $40,800 of the initial capital took the form of an equity investment in the Company's common stock. Mr. Spickelmier and Westside made this investment in exchange for the issuance to them of an aggregate of 4,080,000 shares of the Company's common stock. These shares constitute approximately 68.7% of the shares of the Company's common stock outstanding after the completion of all of the stock issuance described herein. Because the shares of common stock received by Mr. Spickelmier and Westside were not registered under the Securities Act of 1933, as amended (the "Act"), such shares are "restricted securities" (as defined in Rule 144 promulgated under the Act) and accordingly, may not be sold or transferred by Mr. Spickelmier and Westside unless such shares are registered under the Act or are sold or transferred pursuant to an exemption therefrom. In connection with this investment, the Company entered into a "piggy back" registration rights agreements with each of Mr. Spickelmier and Westside, whereby each of them will have the right to include in any registration with the U.S. Securities and Exchange Commission any and all shares owned by them or to be acquired pursuant to derivative securities, including the shares issued in connection with this investment and the shares to be acquired upon exercise of the warrants issued in connection with the loan described above.

         The Company presently intends to begin drilling its first well by the end of May 2004, provided that sufficient funds are available therefor. Drilling is expected to begin by this date not only because of its fit with the Company's plan of operation but because a lease agreement covering approximately 350 acres in which the Company holds an interest requires drilling to commence by such date or else the lease will be forfeited. The Company is currently engaged in negotiations to extend the deadline by which drilling must commence on this lease. However, there can be no assurances that the Company will be successful in this regard. The Company will drill and test the well for oil and gas and, if producible amounts of gas are found, complete the well. The Company anticipates that it has sufficient available funds to drill, test and complete its initial well. This amount will be satisfied out of the Company's initial $320,800 financing. However, to drill the initial well, the holder of the 80% undivided interest in the related lease must advance his portion of the drilling costs. If this holder does not do so, the Company would have to find additional financing or another partner. If the Company were unable to do this, it would probably be precluded from commencing drilling of the initial well in time to avoid a loss of the related lease. While the Company would not like for this loss to occur, the Company would then focus drilling the Company's initial well on the Company's remaining property. Management does not believe that such a change in the Company's plan of operation would materially adversely affect the Company. However, in any event, if the Company's plan of operation does progress as planned but the Company's first test well does not prove to hold producible reserves, the Company would not have enough capital to drill and test a second well, and the Company would be forced to cease its drilling operations until such time as further financing became available, if ever.

         The Company will need to raise additional funds to finance its planned operations during the next two years, including fully implementing the initial phase of the Company's plan of operation and making the Company's lease and debt payments as they come due. The Company anticipates that it will need additional funds in the amount of $5,000,000 to complete fully the Company's initial phase of it plan, which entails drilling and completing either 10 horizontal wells or 20 vertical wells or some combination of the two types of wells. With full funding, the Company expects the initial phase of its plan of operation to take approximately two years from start to finish. However, the time line for completion of this phase of the Company's plan of operation depends completely upon the Company's ability to secure additional financing. The Company estimate that it will take approximately two weeks to drill, test and complete each well, and an additional two weeks to four weeks per well to install the facilities to connect to gathering or pipeline facilities, depending on the distance from the well to the pipeline. The Company intends to try to raise between $5,000,000 and $10,000,000 through a future equity offering. The Company expects that any amount raised beyond $5,000,000 would be used to give to the Company financial flexibility and a cash cushion.

         The Company currently does not have any binding commitments for, or readily available sources of, additional financing. The Company cannot assure anyone that additional financing will be available to it when needed or, if available, that it can be obtained on commercially reasonably terms. If the Company does not obtain additional financing it will not be able to implement its planned drilling and exploration activities and may not be able to maintain its leases. If the Company is able to obtain additional funds less than the $5,000,000, the Company will have to reduce its plan of operations accordingly, although the Company would strive to complete as many producible wells as possible with the funds available to it. If the Company does not obtain additional financing through an equity or debt offering, the Company may attempt to sell its leasehold interests in some or all of the properties that the Company has leased together with any proprietary information that the Company has developed concerning such properties, such as title searches, title policies, engineering reports and records, core information, drilling reports, and production records, if any. However, the Company cannot assure anyone that the Company will be able to find interested buyers or that the funds received from any such sale would be adequate to fund its activities.

         Production from the Company's exploration and drilling efforts would provide the Company with cash flow, and a proven reserve would increase the value of the Company's leased rights and should enable the Company to obtain bank financing (after the wells have produced for a period of time to satisfy the related lender). Both of these results of which would enable the Company to continue with its initial drilling activities. In fact, cash flow and conventional bank financing are as critical to the Company's plan of operation as the $5,000,000 to $10,000,000 in additional equity. Management believes that, if the Company's plan of operation progresses (and production is realized) as planned, sufficient cash flow and conventional bank financing will be available for purposes of properly pursuing the Company's plan of operation, although the Company can make no assurances in this regard.

         In addition to the capital necessary to undertake its drilling activities, the Company will need additional financing to make its debt payments on the $280,000 secured financing provided by an entity controlled by management as they come due. By February 25, 2005, the Company will need approximately $312,169 to make its debt payments. Failure to obtain additional financing or complete enough wells to generate sufficient income to pay the debt payments could cause the Company to lose its rights to some or all of the property currently under lease as a result of foreclosure proceedings against such leases by the lender that provided the $280,000 secured financing. This development would obviously make further development impossible. Under these circumstances, the Company could be forced to cease its operations and liquidate its remaining assets, if any.

         To conserve on the Company's capital requirements, the Company intends occasionally to seek other industry investors who are willing to participate in the Company's exploration and production activities. The Company expects to retain a promotional interest in these prospects, but generally the Company will have to finance a portion (and sometimes a significant portion) of the acquisition and drilling costs. Also, the Company may acquire interests in properties by issuing shares of its common stock.

Future Activities

         If the Company is successful in its initial exploratory activities, the Company will continue with the subsequent exploration and development of its current properties and additional properties to be acquired in the future. The continuation of the Company's plan of operation depends on the development of operating wells that are producing gas and generating revenues. The Company intends to lease additional available land to the extent that it believes such land will further the Company's exploration and development activities. Such leases could be in the Barnett Shale, other regions in Texas, or in areas outside of the state of Texas.

                   Acquisition of Initial Oil & Gas Interests

         The Company's 20% undivided interests in the leases covering approximately 819 gross acres of land in Jack, Wise and Denton Counties in Texas and comprising the initial focus of the Company's exploration activities were acquired by the Company from Westside Energy, L.P. ("Westside"), an entity wholly-owned by Jimmy D. Wright, a director of the Company and the Company's new Chief Executive Officer and Chief Financial Officer. The other 80% undivided interests in these leases are held by a private individual who is known to make fairly regular oil and gas investments and who management believes is financially able to fund his share of expenses associated with his interest. The Company's 20% undivided interests in these leases were acquired pursuant to the terms, provisions and conditions of a lease acquisition agreement that management believes to be reasonable and customary. They were acquired in consideration of the issuance by the Company to Westside of 700,000 shares of the Company's common stock and the assumption of the liabilities associated with such interests. These shares constitute approximately 11.8% of the shares of the Company's common stock outstanding after the completion of all of the stock issuance described herein. Because the shares of common stock received by Westside were not registered under the Securities Act of 1933, as amended (the "Act"), such shares are "restricted securities" (as defined in Rule 144 promulgated under the Act) and accordingly, may not be sold or transferred by Westside unless such shares are registered under the Act or are sold or transferred pursuant to an exemption therefrom. In connection with this acquisition, the Company entered into a "piggy back" registration rights agreement with Westside, whereby it will have the right to include in any registration with the U.S. Securities and Exchange Commission any and all shares owned by it or to be acquired pursuant to derivative securities, including the shares issued in connection with this acquisition.

         Mr. Wright has indicated that Westside expended approximately $27,000 in direct costs in connection with the acquisition and maintenance of the interests in the leases conveyed to the Company. In connection with the acquisition of the interests in the leases, in consideration of the Company's agreement to reimburse Westside for all of its reasonable expenses incurred in connection with the offers described immediately hereafter, the Company also acquired and assumed from Westside the rights and obligation of any contracts that would result from the acceptance of certain outstanding lease offers made by Westside to certain landowners. There can be no assurance that all or any of these offers will be accepted and will thus result in binding lease agreements. As a result, the Company cannot determine what rights and obligation that it will eventually have in this regard. However, management believes that, based on its historical experience, the Company should be able to satisfy all payment obligations that the Company incurs as a result of the offers that are accepted.

         The consideration for the acquisition of the interests in the leases described above (including the number of shares issued to Westside) was determined in arms-length negotiations between Mr. Wright and Keith D. Spickelmier, the Company's only member of management at the time. The factors addressed by Mr. Spickelmier in negotiating this consideration included the present developmental status of the leases; the future prospects for the leases in terms of revenues and earnings; an assessment of Mr. Wright's ability to contribute to the management of the Company's business; and anticipated ability of the Company's business to grow by virtue of the Company's ownership of the leases.

         Prior to and at the time of the consummation of the acquisition by the Company of the interests in the leases described above, Mr. Spickelmier and Mr. Wright had been and continued to be co-investors in a couple of other business endeavors. Mr. Spickelmier's large percentage ownership of the Company's outstanding common stock gives to him an interest in assuring that the terms of the Company's acquisition of the leases are commercially reasonable. Accordingly, Mr. Spickelmier does not believe that his prior and current relationship with Mr. Wright impaired his ability to negotiate commercially reasonable terms in connection with the Company's acquisition of the interests in the leases.

                              Markets and Marketing

         The petroleum industry has been characterized by fluctuating crude oil and natural gas commodity prices and relatively stable supplier costs during the past four years. However, during and just prior to 2000, the Organization of Petroleum Exporting Countries ("OPEC") and certain other oil exporting nations reduced their oil export volumes. Those reductions in oil export volumes had a positive impact on world oil prices, as did overall gas supply and demand fundamentals on North American gas prices. During 2001, world oil and North American gas supply and demand fundamentals shifted, primarily as a result of an economic recession curtailing demand, causing reductions in world oil and North American gas prices. During 2002, world oil prices increased in response to political unrest and supply disruptions in the Middle East and Venezuela. During the third and fourth quarters of 2002, North American gas prices improved as market fundamentals strengthened. Worldwide oil and North American gas prices currently remain favorable. However, the outlook for future commodity prices is uncertain. Significant factors that will impact future commodity prices include the final resolution of issues currently impacting the Middle East and Venezuela; the extent to which members of OPEC and other oil exporting nations are able to manage oil supply through export quotas; and overall North American gas supply and demand fundamentals.

         The Company does not expect to refine any of its production, although the Company may have to process some of its production to transport it or to meet the purchasing company's quality standards. Instead, the Company expects that all or nearly all of its production will be sold to a relatively small number of customers. Production from the Company's properties will be marketed consistent with industry practices. The availability of a ready market for the Company's production will depend upon a number of factors beyond the Company's control, including the availability of other domestic production, price, crude oil imports, the proximity and capacity of oil and gas pipelines, and general fluctuations in supply and demand. Although the effect of these factors cannot be accurately predicted or anticipated, the Company does not anticipate any unusual difficulty in contracting to sell its production of oil and gas to purchasers and end-users at prevailing market prices and under arrangements that are usual and customary in the industry. However, there can be no assurance that market, economic and regulatory factors will not in the future materially adversely affect the Company's ability to sell its production. The Company will strive to develop markets with end-users, local distribution companies, and natural gas brokers for gas produced from successful exploratory wells and development wells. The Company expects that most of the natural gas that the Company is able to find (if any) will be transported through gas gathering systems and gas pipelines that are not owned by the Company. The Company's current leased land is in fairly close proximity to gas pipelines suitable for carrying the Company's production. Transportation space on gas gathering systems and pipelines is occasionally limited and at times unavailable due to repairs or improvements being made to the facilities or due to use by other gas shippers with priority transportation agreements or who own or control the relevant pipeline. If transportation space is restricted or is unavailable, the Company's cash flow from the affected properties could be adversely affected. The Company does not now have any long-term sales contracts for any crude oil and natural gas production that it realizes, but it expects that it will generally sell any production that it develops pursuant to these types of contracts. The Company does not believe that it will have any difficulty in entering into long-term sales contracts for its production, although there can be no assurance in this regard.

         Sales prices for oil and gas production are negotiated based on factors normally considered in the industry, such as the spot price for gas or the posted price for oil, price regulations, regional price variations, distance from the well to the pipeline, well pressure, estimated reserves, commodity quality and prevailing supply conditions. Historically, prices of crude oil and natural gas market have experienced high volatility. This high volatility is a result of ever changing perceptions throughout the industry centered on supply and demand. Although the Company cannot predict the occurrence of events that may affect oil and gas prices or the degree to which oil and gas prices will be affected, the prices for any oil or gas that the Company produces should be equivalent to current market prices in the geographic region, and the Company will strive to obtain the best price in the area of its production. The Company's revenues, profitability and future growth will depend substantially on prevailing prices for crude oil and natural gas. Decreases in the prices of oil and gas would likely adversely affect the carrying value of any proved reserves Company is successful in establishing and the Company's prospects, revenues, profitability and cash flow.

                                   Competition

         The Company operates in the highly competitive areas of oil and gas exploration, development and production. The Company believes that the level of competition in these areas will continue into the future and may even intensify. In the areas of oil and gas exploration, development and production, competitive advantage is gained through superior capital investment decisions, technological innovation and costs management. The Company's competitors include major oil and gas companies, a large number of independent oil and gas companies, and numerous individuals. Competition focuses primarily on the acquisitions of properties that appear attractive for the exploration for oil and gas. The principal competitive factors in the acquisition of oil and gas properties include the staff and data necessary to identify, investigate and purchase such properties and the financial resources necessary to acquire and develop them. The Company also will compete for the equipment and labor required to operate and to develop its properties. Most of the Company's competitors have substantially larger operating staffs and greater financial and other resources. In addition, larger competitors may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than the Company can, which would adversely affect the Company's competitive position. These competitors may be able to pay more for natural gas and oil properties and may be able to define, evaluate, bid for and acquire a greater number of properties than the Company can. In addition, most of the Company's competitors have been operating for a much longer time than the Company has and have demonstrated the ability to operate through a number of industry cycles. The Company's ability to acquire additional properties and to discover reserves in the future will depend upon its ability to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. The effect of the intense competition that the Company will face cannot now be determined.

                                   Regulation

Oil and Gas Regulation

         The availability of a ready market for oil and gas production depends upon numerous factors beyond the Company's control. These factors include state and federal regulation of oil and gas production and transportation, as well as regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or proration unit, the amount of oil and gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels. For example, a productive gas well may be "shut-in" because of an over-supply of gas or lack of an available gas pipeline in the areas in which the Company may conduct operations. State and federal regulations are generally intended to prevent waste of oil and gas, protect rights to produce oil and gas between owners in a common reservoir, and control contamination of the environment. Pipelines and gas plants are also subject to the jurisdiction of various Federal, state and local agencies which may affect the rates at which they are able to process or transport gas from the Company's properties.

         The Company's sales of natural gas will be affected by the availability, terms and costs of transportation. The rates, terms and conditions applicable to the interstate transportation of gas by pipelines are regulated by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Acts ("NGA"), as well as under Section 311 of the Natural Gas Policy Act ("NGPA"). Since 1985, the FERC has implemented regulations intended to increase competition within the gas industry by making gas transportation more accessible to gas buyers and sellers on an open-access, non-discriminatory basis.

         The Company's sales of oil are also affected by the availability, terms and costs of transportation. The rates, terms, and conditions applicable to the interstate transportation of oil by pipelines are regulated by the FERC under the Interstate Commerce Act. FERC has implemented a simplified and generally applicable ratemaking methodology for interstate oil pipelines to fulfill the requirements of Title VIII of the Energy Policy Act of 1992 comprised of an indexing system to establish ceilings on interstate oil pipeline rates. The FERC has announced several important transportation-related policy statements and rule changes, including a statement of policy and final rule issued February 25, 2000 concerning alternatives to its traditional cost-of-service rate-making methodology to establish the rates interstate pipelines may charge for their services. The final rule revises FERC's pricing policy and current regulatory framework to improve the efficiency of the market and further enhance competition in natural gas markets.

         In the event the Company conduct operations on federal, state or Indian oil and gas leases, such operations must comply with numerous regulatory restrictions, including various nondiscrimination statutes, royalty and related valuation requirements, and certain of such operations must be conducted pursuant to certain on-site security regulations and other appropriate permits issued by the Bureau of Land Management ("BLM") or Minerals Management Service ("MMS") or other appropriate federal or state agencies.

         The Mineral Leasing Act of 1920 ("Mineral Act") prohibits direct or indirect ownership of any interest in federal onshore oil and gas leases by a foreign citizen of a country that denies "similar or like privileges" to citizens of the United States. Such restrictions on citizens of a "non-reciprocal" country include ownership or holding or controlling stock in a corporation that holds a federal onshore oil and gas lease. If this restriction is violated, the corporation's lease can be canceled in a proceeding instituted by the United States Attorney General. Although the regulations of the BLM (which administers the Mineral Act) provide for agency designations of non-reciprocal countries, there are presently no such designations in effect. Certain holders of equity interests in the Company may be citizens of foreign countries, which at some time in the future might be determined to be non-reciprocal under the Mineral Act.

Environmental Regulation

         - General. The Company's activities will be subject to existing federal, state and local laws and regulations governing environmental quality and pollution control. The Company anticipates that, absent the occurrence of an extraordinary event, compliance with existing federal, state and local laws, rules and regulations governing the release of materials in the environment or otherwise relating to the protection of the environment will not have a material effect upon the Company's operations, capital expenditures, earnings or competitive position. The Company's activities with respect to exploration, drilling and production from wells, natural gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing natural gas and other products, will be subject to stringent environmental regulation by state and federal authorities including the Environmental Protection Agency ("EPA"). Such regulation can increase the cost of such activities. In most instances, the regulatory requirements relate to water and air pollution control measures.

         - Waste Disposal. The Company currently leases properties that it will try to use for the production of oil and gas. Although the Company intends to utilize operating and disposal practices that are standard in the industry, hydrocarbons or other wastes may be released on or under the properties that the Company currently or now after owns or leases. State and federal laws applicable to oil and gas wastes and properties have become stricter. In the future, the Company could be required to remediate property, including ground water, containing or impacted by releases of hydrocarbons or other wastes or to perform remedial plugging operations to prevent future or mitigate existing contamination. The Company may generate wastes, including hazardous wastes that are subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA has limited the disposal options for certain wastes that are designated as hazardous under RCRA ("Hazardous Wastes"). Furthermore, it is possible that certain wastes generated by the Company's oil and gas operations that are currently exempt from treatment as Hazardous Wastes may in the future be designated as Hazardous Wastes, and therefore be subject to more rigorous and costly operating and disposal requirements.

         - Superfund. The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances ("Hazardous Substances"). These classes of persons or potentially responsible parties ("PRP's") include the current and certain past owners and operators of a facility where there is or has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of the Hazardous Substances found at such a facility. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the PRP's the costs of such action. Although CERCLA generally exempts petroleum from the definition of Hazardous Substances in the course of the Company's operations, the Company may in the future generate wastes that fall within CERCLA's definition of Hazardous Substances. The Company may also in the future become an owner of facilities on which Hazardous Substances have been released by previous owners or operators. The Company may in the future be responsible under CERCLA for all or part of the costs to clean up facilities at which such substances have been released and for natural resource damages. Crude oil exempt under Superfund may be modified increasing compliance costs. The Company has not been named a PRP under CERCLA nor does the Company know of any prior owners or operators of the Company's current properties that are named as PRP's related to their ownership or operation of such property.

         - Air Emissions. The Company's operations will be subject to local, state and federal regulations for the control of emissions of air pollution. Major sources of air pollutants are subject to more stringent, federally imposed permitting requirements, including additional permits. Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could require the Company to forego construction, modification or operation of certain air emission sources, although the Company believes that in the latter cases the Company would have enough permitted or permittable capacity to continue the Company's operations without a material adverse effect on any particular producing field.

         - Clean Water Act. The Clean Water Act ("CWA") imposes restrictions and strict controls regarding the discharge of wastes, including produced waters and other oil and natural gas wastes, into waters of the United States, a term broadly defined. These controls have become more stringent over the years, and it is probable that additional restrictions will be imposed in the future. Permits must be obtained to discharge pollutants into federal waters. The CWA provides for civil, criminal and administrative penalties for unauthorized discharges of oil, hazardous substances and other pollutants. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or it derivatives, or other hazardous substances, into state waters. In addition, the EPA has promulgated regulations that may require the Company to obtain permits to discharge storm water runoff, including discharges associated with construction activities. In the event of an unauthorized discharge of wastes, the Company may be liable for penalties and costs.

         Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not materially adversely impact the Company.

                                    Employees

         As of the date of this Annual Report, the Company had only one employee, its Chief Executive Officer. The Company expects that it will employ some combination of between three to four employees or outside consultants over the next two years. The Company does not now foresee problems in hiring additional qualified employees to meet its labor needs.

                                   Facilities

         The Company's principal executive offices are fairly small and are located 2100 West Loop South, Suite 900, Houston, Texas 77027. They are rented on essentially a month-to-month basis. Management believes that additional space will be needed if the Company's plan of operation progresses in accordance with its terms. Management further believes that such additional space and any required alternative office space can be readily obtained if needed.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

         The Company's common stock had been quoted and traded on the over-the-counter market in the United States under the symbol "EVTP." In connection with the recent change of the Company's corporate name, the trading symbol of the Company's Common Stock changed to " WEGC." The Company's common stock recently began trading again in very limited quantities in the "Electronic Pink Sheets" of the National Quotation Bureau. Management is fairly certain that, prior to these recent sales, no public sale of the Company's common stock had occurred since June 2002. In any event, after a reasonable effort, management was unable to find any data regarding the bid, ask and sales prices of the Company's common stock since January 1, 2000 (if any such data exists) to comply with SEC disclosure requirement in the event that sales of the Company's common stock have occurred since January 1, 2000. Management is currently in discussions with prospective market maker concerning its sponsorship of the Company's Common Stock for trading in the over-the-counter market on the OTC Electronic Bulletin Board. There is no assurance that the Company will be successful in including its common stock in this trading market.

         As of April 2, 2004, the Company had 140 holders of record. Management believes that the Company has between 400 and 500 beneficial holders of its stock, although the exact number of these holders cannot be determined.

         The Company has never paid cash dividends, and has no intentions of paying cash dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION.

         See ""ITEMS 1 and 2. BUSINESS AND PROPERTIES - Plan of Operation."

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The report of Company's Independent Auditors appear at Page F-1 hereof, and the Financial Statements of the Company appear at Page F-2 through F-7 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                             Directors and Officers

         The directors and executive officers of the Company are as follows:

         Name                          Age              Positions

         Keith D. Spickelmier          42            Chairman of the Board

         Jimmy D. Wright               44            Chief Executive Officer and
                                                        Chief Financial Officer

         Keith D. Spickelmier has served as a Director of the Company since May 2002. He also served as the President, Treasurer & Secretary of the Company from May 2002 until February 2004, at which time he resigned so that Jimmy D. Wright could be elected as the Company's Chief Executive Officer. Mr. Spickelmier has also served as an attorney in the capacities of Of Counsel and consultant to the law firm of Haynes and Boone LLP from April 2001 through July 2003. He has also engaged in personal investment activity during that time. Prior to that time, Mr. Spickelmier had been a partner with the law firm of Verner, Liipfert, Bernhard, McPherson and Hand since 1993. He has an undergraduate degree from the University of Nebraska at Kearney and a law degree from the University of Houston.

         Jimmy D. Wright has served as a Director and the Chief Executive Officer and Chief Financial Officer of the Company since February 2004. He continues to serve as the chief executive officer of several entities wholly-owned by him (including Westside Energy, LP) holding investments in oil, gas and related businesses, some of these entities being started as early as August 2002. Mr. Wright has indicated that he does not intend to make any further oil and gas investments through these or any other entities that would be competitive with the Company's business pursuits. From June 2001 to July 2002, Mr. Wright served in a couple of capacities with the EnergyClear organization, first as Senior Vice President of EnergyClear Operating Corp., then the operator of EnergyClear Corporation. He later was also elected as the President of EnergyClear Corporation itself, then an over-the-counter energy clearinghouse approved by the Commodity Futures Trading Commission. From February 1997 to June 2001, Mr. Wright held various senior management positions with Midcoast Energy Resources Inc., which merged into Enbridge, Inc., a publicly traded company. When he left this organization, Mr. Wright held the position of Chief Executive Officer of an International subsidiary of Enbridge Energy Partners, LP., also a publicly traded company. Mr. Wright holds a Bachelor of Science degree in Mechanical Engineering from the University of Memphis.

         The authorized number of directors of the Company is presently fixed at two. Each director serves for a term of one year that expires at the following annual stockholders' meeting. During February 2004, Messrs. Wright and Spickelmier entered into a Voting Agreement pursuant to which they agreed for two years to vote all of their shares of stock in the Company to elect a person nominated by each of them separately (for a total of two nominees) to the Company's Board of Directors. Executive officers are appointed by the Board of Directors and serve until their successors are appointed. There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer, other than the Voting Agreement described immediately above.

         The Company's Board of Directors does not have a separately-designated standing audit committee or a committee performing similar functions. The Company's entire Board of Directors is acting as the Company's Audit Committee. The Company's Board of Directors has determined that it does not have among its member an "audit committee financial expert," as defined by applicable by Commission rules and regulations. The Company's Board of Directors believes that, in view of the Company's extremely limited financial activity over the past several years, the presence of a person meeting the requirements of an "audit committee financial expert" on the Board has not been necessary. The Company's Board of Directors intends to consider, as the Company's financial activity increases, the possible creation of a separately-designated standing audit committee and (whether or not such a committee is created) the election of a person meeting the requirements of an "audit committee financial expert" to the Board.

                                 Code of Ethics

         On March 31, 2004, the Company adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer and principal accounting officer. Anyone can obtain a copy of the Code of Ethics by contacting the Company at the following address: 2100 West Loop South, Suite 900, Houston, Texas 77027, attention: President and Chief Executive Officer, telephone: (713) 590-3791. The first such copy will be provided without charge. The Company will post any amendments to the Code of Ethics, as well as any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or the National Association of Dealers.

                        Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's officers and directors, and person who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish the Company with copies of all such Section 16(a) forms. Based solely on its review of written representations from certain reporting person, the Company believes that, during fiscal 2003, each of its officers, directors and greater than ten percent stockholders complied with all such applicable filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION.

         The Company has paid no compensation to any member of management during its past three fiscal years. In addition, the Company has not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of its management or employees. Management does not expect to pay any remuneration to itself (other than expense reimbursements) until such time as it is able to raise additional funds. If the Company is successful in raising additional funds, management expects that the Company will start to pay to management salaries at market levels, consistent with any restrictions on salaries imposed by the investors providing the additional funds.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of April 2, 2004 information regarding the beneficial ownership of Common Stock (i) by each person who is known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) by each director; and (iii) by all directors and officers as a group.

         Name and Address of                           Beneficial Ownership (1)
         Beneficial Owner                                Number         Percent

         Westside Energy, L.P.                          3,213,193(2)     52.7%
         2100 West Loop South, Suite 900
         Houston, Texas 77027

         Jimmy D. Wright                                3,213,193(2)     52.7%
         2100 West Loop South, Suite 900
         Houston, Texas 77027

         Keith D. Spickelmier                           2,438,260(4)     39.9%
         2001 Hermann Drive
         Houston, Texas 77004

         All directors and officers                     5,651,543 (5)    90.3%
         as a group (two persons)

(1) Includes shares beneficially owned pursuant to options and warrants exercisable within 60 days.
(2) Includes 3,059,585 shares held directly and 153,608 shares that may be purchased pursuant to warrants that are currently exercisable. Jimmy D. Wright has sole voting power and sole investment power over these shares. These shares are also included in the table in the figure of shares beneficially owned by Mr. Wright.
(3) All of these shares are held by Westside Energy, L.P., an entity over which Mr. Wright has complete control. Accordingly, Mr. Wright has sole voting power and sole investment power over these shares. These shares are also included in the table in the figure of shares beneficially owned by Westside Energy, L.P.
(4) Includes 2,271,868 shares held directly and 166,392 shares that may be purchased pursuant to warrants that are currently exercisable.
(5) Includes 2,271,868 shares held directly, 3,059,585 shares held by a related entity, and 320,000 shares that may be purchased pursuant to warrants that are currently exercisable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company acquired its current oil and gas interests from Westside Energy, L.P., an entity wholly-owned by Jimmy D. Wright, a director of the Company and the Company's new Chief Executive Officer and Chief Financial Officer. For more information about these interests and their acquisition, see "ITEMS 1 and 2. BUSINESS AND PROPERTIES - Acquisition of Initial Oil & Gas Interests" herein.

         The Company borrowed approximately $280,000 from Bering Partners No. 2, LLC, an entity owned by the one of Company's directors, an entity wholly-owned by another of the Company's directors, and certain other investors. In connection with this loan, warrants to purchase the Company's common stock were issued to the Company's director who purchased the stock and the entity wholly-owned by another of the Company's directors that also purchased the stock. For more information about this loan and issuances of warrants, see "ITEMS 1 and 2. BUSINESS AND PROPERTIES - Plan of Operation - Capital Requirements" herein.

         The Company issued an aggregate of 4,080,000 shares of the Company's common stock to a Company's director and to an entity wholly-owned by another of the Company's directors in consideration of a $40,800 equity investment by them. For more information about this investment and the issuances of common stock, see "ITEMS 1 and 2. BUSINESS AND PROPERTIES - Plan of Operation - Capital Requirements" herein.

                                    PART IV.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report:

(i) Consolidated Financial Statements:

         Report of Independent Auditors ....................................F-1

         Consolidated Balance Sheet as of December 31, 2003 ............... F-2

         Consolidated Statements of Income for the years
            ended December 31, 2003 and 2002  ............................. F-3

         Consolidated Statements of Stockholders' Equity
            for the years ended December 31, 2003 and 2002 ................ F-4

         Consolidated Statements of Cash Flows for the years
            ended December 31, 2003 and 2002  ............................. F-5

         Notes to Consolidated Financial Statements ........................F-6

(ii) Financial Statement Schedules:

          Schedule II - Valuation and Qualifying Accounts

(iii) Exhibits:

         The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit No.       Description

3.01        Articles of Incorporation of the Company
3.02        Certificate of Amendment to Articles of Incorporation of the Company
3.03 Bylaws of the Company is incorporated herein by reference from the Company's Form 10-SB (SEC File No. 0-49837) filed with the SEC on May 28, 2002, Part III, Item 1, Exhibit 3.02.
3.04 Article of Merger of Westside Energy Subsidiary Corporation with and into the Company, whereby the Company changed its corporate name to "Westside Energy Corporation"
4.01 Specimen Common Stock Certificate is incorporated herein by reference from the Company's Form 10-SB (SEC File No. 0-49837) filed with the SEC on May 28, 2002, Part III, Item 1, Exhibit 4.01.
10.01 Agreement, Assignment and Bill of Sale executed by Westside Energy, L.P. in favor of the Company is incorporated herein by reference from the Company's Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on March 1, 2004, Exhibit 10.01
10.02 Promissory Note made payable by the Company to the order of Bering Partners No. 2, LLC in the original principal amount of $280,000 is incorporated herein by reference from the Company's Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on March 1, 2004, Exhibit 10.02
10.03 Warrant to Purchase the Company's common stock issued in the name of Westside Energy, L.P. is incorporated herein by reference from the Company's Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on March 1, 2004, Exhibit 10.03

10.04 Warrant to Purchase the Company's common stock issued in the name of Keith D. Spickelmier is incorporated herein by reference from the Company's Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on March 1, 2004, Exhibit 10.04
10.05 Registration Rights Agreement in favor of Westside Energy, L.P. is incorporated herein by reference from the Company's Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on March 1, 2004, Exhibit 10.05
10.06 Registration Rights Agreement in favor of Keith D. Spickelmier is incorporated herein by reference from the Company's Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on March 1, 2004, Exhibit 10.06
10.07 Voting Agreement between Westside Energy, L.P. and Keith D. Spickelmier is incorporated herein by reference from the Company's Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on March 1, 2004, Exhibit 10.07
10.08 Deed of Trust, Assignment of Proceeds of Production, Security Agreement and Financing Statement
31.1        Sarbanes Oxley Section 302 Certification
32.1        Sarbanes Oxley Section 906 Certification


(b) Reports on Form 8-K

         None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Malone & Bailey, PLLC, Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal years ended December 31, 2002 and December 31, 2003. Malone & Bailey, PLLC has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

         Malone & Bailey, PLLC was paid aggregate fees of approximately $4,600 for the fiscal year ended December 31, 2002 and approximately $4,850 for the fiscal year ended December 31, 2003 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10-QSB during these fiscal years.

Audit-Related Fees

         Malone & Bailey, PLLC was not paid any additional fees for the fiscal year ended December 31, 2002 and December 31, 2003 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

         Malone & Bailey, PLLC was not paid any aggregate fees for the fiscal years ended December 31, 2002 and December 31, 2003 for professional services rendered for tax compliance, tax advice and tax planning.

Other Fees

         Malone & Bailey, PLLC was paid no other fees for professional services during the fiscal years ended December 31, 2002 and December 31, 2003.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
    Westside Energy Corporation (formerly EvenTemp Corporation)
    Houston, Texas

We have audited the accompanying balance sheet of Westside Energy Corporation as of December 31, 2003, and the related statements of expenses, changes in stockholders' deficit, and cash flows for each of the two years then ended. These financial statements are the responsibility of Westside's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westside Energy Corporation as of December 31, 2003, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.



MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas

April 5, 2004

                 See summary of significant accounting policies
                       and notes to financial statements.

                           WESTSIDE ENERGY CORPORATION
                         (formerly EvenTemp Corporation)
                                  BALANCE SHEET
                                December 31, 2003



ASSETS

Current Assets
    Cash                                                           $       388
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable and accrued expenses                           $    51,265
    Due to stockholders                                                  17,720
                                                                    -----------
                                                                         68,985
                                                                    -----------


STOCKHOLDERS' DEFICIT

    Common stock, $.10 par value, 30,000,000 shares
       authorized, 1,157,831 shares issued and outstanding              115,783
    Additional paid in capital                                        2,240,206
    Retained deficit                                                 (2,424,586)
                                                                    -----------
       Total Stockholders Deficit                                    (   68,597)
                                                                    -----------
       TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT                   $       388
                                                                    ===========

                           WESTSIDE ENERGY CORPORATION
                         (formerly EvenTemp Corporation)
                             STATEMENTS OF EXPENSES
                     Years Ended December 31, 2003 and 2002



                                                2003                      2002
                                               ----------             ----------
General and administrative expense             $    3,686            $   16,206
Interest expense                                    1,341                   938
                                               ----------            ----------
       NET LOSS                                $   (5,027)           $  (17,144)
                                               ==========            ==========

Basic and diluted loss per common share        $     (.00)           $     (.01)
Weighted average common shares outstanding      1,156,998             1,153,970

                           WESTSIDE ENERGY CORPORATION
                         (formerly EvenTemp Corporation)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT
                     Years Ended December 31, 2002 and 2003



                                   Common Stock           Retained
                                Shares      Amount         Deficit      Totals
                               --------   ----------     ----------   ---------

Balances at December 31, 2001  1,153,970  $2,351,800    $(2,402,415)   (50,615)

Imputed interest                                 948                       948

Net loss                                                 (   17,144)   (17,144)
                              ---------   ----------    -----------   ---------

Balances at December 31, 2002  1,153,970   2,352,748     (2,419,559)   (66,811)

Stock issued for services          5,000       1,900                     1,900

Imputed interest                               1,341                     1,341

Share adjustment                  (1,139)

Net loss                                                 (    5,027)   ( 5,027)
                             -----------  ----------    -----------   ---------

Balances at December 31, 2003  1,157,831   2,355,989    $(2,424,586)  $ (68,597)
                             ===========                ===========   =========
Less: par                                    115,783
                                          ----------
Additional paid in capital                $2,424,586
                                          ==========

                           WESTSIDE ENERGY CORPORATION
                            STATEMENTS OF CASH FLOWS
                         (formerly EvenTemp Corporation)
                     Years Ended December 31, 2003 and 2002


                                                    2003              2002
                                                  --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                      $ (5,027)         $ (17,144)
    Adjustments to reconcile net loss to net
      cash used in by operating activities:
        Imputed interest                             1,341                948
        Stock issued for services                    1,900                  -
      Changes in:
        Accounts payable and accrued expenses       (2,000)           ( 1,272)
                                                   --------           --------
NET CASH USED IN OPERATING ACTIVITIES               (3,786)           (17,468)
                                                   --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Advances by a founding stockholder               3,750             13,970
                                                   --------          --------
NET CHANGE IN CASH                                  (   36)           ( 3,498)

CASH BALANCES
    -Beginning of period                               424              3,922
                                                   --------           --------
    -End of period                                $    388           $    424
                                                   ========           ========

SUPPLEMENTAL DISCLOSURES
    Interest paid in cash                         $      0           $      0

                           WESTSIDE ENERGY CORPORATION
                         (formerly EvenTemp Corporation)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations and organization. EvenTemp Corporation ("EvenTemp") was incorporated in Nevada on November 30, 1995 and was authorized to do business in Arizona in September 1996. EvenTemp purchased its wholly-owned subsidiary, Polar Air Corporation in February 1998 to operate an auto repair and accessory business. This business ceased operating in August 1999. The name was changed to Westside Energy Corporation ("Westside") in March 2004.

Cash and cash equivalents. For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less.

Accounts payable and accrued expenses consist of trade payables of $38,285 and state sales tax payable of $12,980.

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

Income taxes. Westside recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Westside provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

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

Recently issued accounting pronouncements. Westside does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Westside's results of operations, financial position or cash flow.


NOTE 2 - DUE TO SHAREHOLDERS

In 2003 and 2002, Westside's shareholders paid $3,750 and $13,970, respectively, of Westside's expenses. The amounts are due on demand. Interest of 8 percent is imputed and charged as interest expense.

NOTE 3 - INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003, are as follows:

       Deferred tax asset                                      $ 11,774
       Less:  valuation allowance                              ( 11,774)
                                                               --------
       Net current deferred tax assets                         $      0
                                                               ========

Westside had prior net operating loss carryforwards of approximately $2,308,000. Internal Revenue Code Section 382 restricts or eliminates the use of net operating losses when more than 50% of Westside ownership change occurs, as defined, within any 36-month period. Such an ownership change occurred in 2000 when 1,060,000 new shares were issued. As a result of this change, net operating loss carryforwards prior to this date of $2,294,000 may not be available. Available carryforwards expire 15 to 20 years from when incurred.


NOTE 4 - SUBSEQUENT EVENT

The following events occurred in February and March 2004:

    o Westside purchased rights to four oil and gas leases from Westside Energy, L.P. ("Westside LP") for 700,000 shares of common stock and Westside LP agreed to reimburse Westside up to $10,000 of out of pocket expenses.
    o Westside borrowed $280,000 from an entity controlled by a director and an officer. The note matures in February 2005, bears interest of 10% and is collateralized by the recently purchased oil and gas leases and future property acquisitions purchased with the $280,000.
    o Westside granted 560,000 warrants with an exercise price of $.50 that expire in February 2009 and vest immediately to an officer, a director and a company controlled by a director.
    o Westside sold 4,080,000 shares of common stock to an officer and a director for $.01 per share for total proceeds of $40,800.
    o Westside entered into a month to month office lease for $1,425 per month.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Westside Energy Corporation has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

April 13, 2004                                       WESTSIDE ENERGY CORPORATION


                                                     By: /s/ Jimmy D. Wright
                                                     Jimmy D. Wright,
                                                     President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                Title                              Date

/S/Jimmy D. Wright         Director, President & Treasurer        April 13, 2004
-------------------
Jimmy D. Wright            (Principal Executive Officer,
                           Principal Financial Officer
                           and Principal Accounting
                           Officer)

/S/Keith D. Spickelmier    Director, Chairman of the Board        April 13, 2004
------------------------
Keith D. Spickelmier