Form 10QSB
period 2004-03-31
WESTSIDE ENERGY CORP
filed 2004-06-04
CIK 1024109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  Quarterly report pursuant  to  Section  13  or  15(d)  of  the   Securities
     Exchange   Act  of  1934  For  the quarterly  period ended: March 31, 2004

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _________

                                           Commission file number: 0-49837

                           WESTSIDE ENERGY CORPORATION
        (Exact name of small business issuer as specified in its charter)

             Nevada                                       88-0349241
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization                      Identification No.)

       2100 West Loop South, Suite 900                      77027
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

The number of shares of common stock, $.10 par value, outstanding as May 4, 2004: 6,107,331 shares

Transitional Small Business Disclosure Format (check one):   Yes ___   No  X

                           WESTSIDE ENERGY CORPORATION
                           PERIOD ENDED MARCH 31, 2004

                                      INDEX

PART I.  FINANCIAL INFORMATION                                           Page

         Item 1.  Financial Statements

         Condensed financial statements of Westside Energy Corporation:

                  Balance sheet as of March 31, 2004                       3

                  Statement of Expenses for the three months ended
                    March 31, 2004 and March 31, 2003                      4

                  Statements of cash flows for the three months ended
                    March 31, 2004 and March 31, 2003                      5

                  Notes to financial statements                            6

         Item 2.  Plan of Operations                                       7

         Item 3.  Controls and Procedures                                 12

PART II. OTHER INFORMATION

         Item 2.     Changes in Securities                                13

         Item 6.     Exhibits and Reports on Form 8-K                     13

(a) Exhibits (b) Reports on Form 8-K

SIGNATURE                                                                 14

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                           WESTSIDE ENERGY CORPORATION
                                  BALANCE SHEET
                                 March 31, 2004




ASSETS

Current Assets
    Cash                                                            $   303,480
  Unproved Oil and Gas properties,
      using Full Cost Method of Accounting                               20,619
                                                                    -----------
Total Current Assets                                                $   324,099
                                                                    ===========



LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable and accrued expenses                           $    56,349
    Due to stockholders                                                  17,720
    Note payable, net of unamortized discount of $20,749                259,251
                                                                    -----------
       Total Current Liabilities                                        333,320
                                                                    -----------

Commitments

STOCKHOLDERS' DEFICIT

    Common stock, $.10 par value, 30,000,000 shares
       authorized, 5,937,831 shares issued and outstanding              593,783
    Additional paid in capital                                        1,846,613
    Accumulated deficit                                              (2,449,617)
                                                                    -----------
       Total Stockholders' Deficit                                   (    9,221)
                                                                    -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $   324,099
                                                                    ===========

                           WESTSIDE ENERGY CORPORATION
                             STATEMENTS OF EXPENSES
                   Three Months Ended March 31, 2004 and 2003




                                                2004                 2003
                                            ----------             ----------
General and administrative expense          $   20,743             $    2,236
Interest income                                   (284)                     -
Interest expense                                 4,573                  1,238
                                            ----------             ----------
       NET LOSS                             $  (25,032)            $   (3,474)
                                            ==========             ==========

Basic and diluted loss per common share     $    (.00)             $     (.00)
Weighted average common shares outstanding  5,141,164               1,155,637

                           WESTSIDE ENERGY CORPORATION
                            STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2004 and 2003



                                                2004                 2003
                                             --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                 $(25,032)              $ (3,474)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Stock issued for services                   -                  1,900
        Imputed interest                          354                  1,238
        Amortization of discount on note
          payable                               1,886                      -
      Changes in:
        Accounts payable and accrued expenses   5,084                 (1,200)
                                             --------               --------
NET CASH USED IN OPERATING ACTIVITIES         (17,708)                (1,536)
                                             --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Advances by a founding stockholder              -                  1,500
    Proceeds from note payable                280,000                      -
    Stock issued for cash                      40,800                      -
                                             --------                --------
NET CASH PROVIDED BY FINANCING ACTIVITIES     320,800                  1,500
                                             --------               --------
NET CHANGE IN CASH                            303,092                 (   36)

CASH BALANCES
    -Beginning of period                          388                    424
                                             --------               --------
    -End of period                           $303,480               $    388
                                             ========               ========

NON-CASH DISCLOSURES:
Stock issued for Oil & Gas Interest          $ 20,619               $      -
Discount on note payable                       20,635                      -

                           WESTSIDE ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Westside Energy Corporation ("Westside"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Westside's latest annual report filed with the SEC on Form 10KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2003, as reported in the 10KSB, have been omitted.

NOTE 2 - OIL AND GAS PROPERTIES

In February 2004, Westside purchased several oil and gas interests from Westside Energy L.P., a company controlled by Westside's president. Westside issued 700,000 shares of common stock for 20% interest in each property. The properties were put on Westside's books at the cost of Westside Energy L.P. which totaled $20,619. The properties are undeveloped and unproved.

NOTE 3 - NOTES PAYABLE

In February 2004, Westside borrowed $280,000 from an entity controlled by a director and an officer. The note matures in February 2005, bears interest of 10% and is collateralized by the recently purchased oil and gas leases and future property acquisitions purchased with the $280,000. 560,000 $.50 warrants were attached to the debt. The note was discounted by $22,635 for the relative fair value of the warrants. The discount will be amortized over the term of the note.

NOTE 4 - COMMON STOCK

Westside sold 4,080,000 shares of common stock to an officer and a director for $.01 per share for total proceeds of $40,800.

NOTE 5 - SUBSEQUENT EVENTS

In April 2004, Westside borrowed $130,000 from an entity controlled by a director and an officer. The note matures in April 2005, bears interest of 10% and is collateralized by the recently purchased oil and gas leases and future property acquisitions purchased with the $130,000. 260,000 $.50 warrants were attached to the debt.

Item 2.   Plan of Operation

General

         In February 2004, Westside Energy Corporation (the "Company") decided to focus its efforts on the acquisition of attractive crude oil and natural gas prospects, and the exploration, development and production of oil and gas on these prospects. For several years prior to February 2004, the Company had been dormant from a business perspective. The Company intends to focus its efforts initially in the State of Texas. The Company's major emphasis will be in the participation in the oil and gas segment, acquiring interests in producing oil or gas properties and participating in drilling operations. The Company's principal products will be crude oil and natural gas. The Company intends to engage in a broad range of activities associated with the oil and gas business in an effort to develop oil and gas reserves. With the assistance of the Company's management, independent contractors retained from time to time by the Company, and, to a lesser extent, unsolicited submissions, the Company intends to identify prospects that it believes are suitable for acquisition and drilling.

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

         There can be no assurance that the Company will be successful in its exploratory and production activities. The oil and gas business involves numerous risks, the principal ones of which will be described in the section captioned "Risk Factors" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

Proposed Initial Activities

         Currently, the Company's primary area of interest is in the Barnett Shale located in the state of Texas. The Company has acquired as of March 31, 2004 total leased acreage of 4,260 gross acres and 3,242 net acres in Jack, Wise, Denton, Hill and Ellis Counties in Texas in the Barnett Shale. The Company has just begun the initial phase of its plan of operation. To date the Company has not commenced any drilling or other exploration activities on the properties that it has leased and thus the Company does not have any estimates of oil and gas reserves on such properties. Consequently the Company has not reported its reserve estimates to any state or federal authority. The Company cannot assure anyone that it will find commercially producible amounts of oil and gas. Moreover, at the present time, the Company cannot finance the initial phase of its plan of operation solely through its own current resources. Consequently, the Company plans on undertaking certain financing activities described in "Plan of Operation - Capital Requirements" herein. The success of the initial phase of the Company's plan of operation depends upon the Company's ability to obtain additional capital to drill its wells. The Company cannot assure anyone that it will obtain the necessary capital.

         An article in the January 19, 2004 edition of the Oil & Gas Journal described the Barnett Shale as "one of the hottest areas of drilling activity in the continental US." Houston-based Mitchell Energy made the first economic completion in the Barnett Shale in the early 1980's. At the end of 2002, the Barnett Shale had 1,870 producing wells. During summer 2003, it had an average rig count of 50. The Barnett Shale now is considered as a world-class, unconventional, blanket gas reservoir. At current gas prices, wells drilled in this area are regarded as low-risk, high-reward propositions because of their long-term, steady production. Once focused largely in Denton and Wise counties, expansion has occurred into a number of other counties. Productive characteristics vary widely across the Barnett Shale, reflecting the geologic variability of the formation itself. Moreover, the Barnett Shale has presented difficulty in establishing sufficient recovery efficiency, but highly detailed reservoir characterization studies and more refined drilling, completion, and fracturing practices have improved well deliverability and economics. The largest operator in the Barnett Shale is Devon Energy Corp, which reported total revenues from all activities in 2003of $7.0 billion. Devon now operates about 1,500 wells in the Barnett core area, representing about 60-70% of the producing wells in the total Barnett area. It holds about 120,000 acres in the core area and 430,000 acres outside. In 2004, Devon plans to drill about 150 wells in the Barnett shale.

         The initial phase of the Company's plan of operation will involve drilling and testing wells on the Company's currently leased approximately 4,260 gross acres and 3,242 net acres in the Barnett Shale to prove reserves, completing promising test wells, extracting the oil, gas and other hydrocarbons that the Company finds, and delivering them to market. The Company believes that this acreage is sufficient for the Company's initial phase of drilling, which consists of either 10 horizontal wells or 20 vertical wells or some combination of the two types of wells. If the initial phase of the Company's plan of operation is fully implemented, the Company will drill, test and complete these wells over the next two years. Nearly all of the Company's current leases are subject to the Company's confirmation that the related lessors have satisfactory title to their acreage. Until such confirmation, the Company will not make payments pursuant to the leases. If the Company is unable to confirm that any related lessor has satisfactory title to any of this additional acreage, then the Company will not make any payments, and the lease will terminate in the near future as a result. The Company is also in the process of acquiring rights in additional acreage.

         Based on recent price increases, the Company anticipates that each vertical well in its targeted area will cost approximately $800,000 to complete and that each horizontal well in its targeted area will cost approximately $1,600,000 to complete. The Company's anticipated costs of drilling operations are based on estimates obtained from third-party service providers whom the Company believes will be available to it to provide the services that the Company will need. However, the actual costs of such operations may be more or less than the estimates contained herein. If actual costs of operations exceed the Company's estimates to any significant degree, the Company may require additional funding to achieve its initial objectives.

         Before committing substantial resources, including obtaining necessary permits and preparing for drilling on any particular leased property, the Company plans to complete its due diligence on its leased property. However, the does not Company expect that it will incur the expense of retaining lawyers to examine the title to the Company's mineral interests. This practice could expose the Company to certain risks, which are described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

         The Company has not yet identified any specific drill sites, although it has narrowed the area in which the Company's first well will be drilled. The Company will select drill sites based on a variety of factors, including information gathered from historic records and drill logs, proximity to existing pipelines, ease of access for drilling equipment, seismic data, the presence of oil and natural gas in the immediate vicinity, and consultations with the Company's geologist, operator, driller and frac companies. Because a majority of this research information has already been obtained, the Company believes that the cost of identifying drill sites will be insubstantial. With the exception of the evaluation of the geological structures that the Company encounters during the drilling process, the cost of which has been factored into the Company's estimated drilling costs, the Company does not anticipate needing any further product research.

         Once the Company has identified a proposed drilling site, it will engage the services of a third party operator licensed to operate oil and gas wells in the State of Texas. The operator will be responsible for permitting the well, which will include obtaining permission from state authorities relative to spacing requirements and any other state and federal environmental clearances required at the commencement of the permitting process. Additionally, the operator will formulate and deliver to all interest owners an operating agreement establishing each participants' rights and obligations in that particular well based on the location of the well and the ownership. In addition to the permitting process, the operator will be responsible for hiring the driller, geologist and land men to make final decisions relative to the zones to be targeted, and actually drilling the well to the target zone. Should the well be successful, the operator would thereafter be responsible for completing the well and connecting it to the most appropriate transmission facility for the hydrocarbons produced. The Company expects to pay the operator commercially prevailing rates. The Company intends to make sure that the operator selected has insurance believed to be adequate.

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

         The contract operator will be responsible for performing, or contracting with third parties and supervising their efforts, all aspects of the drilling operation except for geological services. The Company currently anticipates that it will continue to utilize outside consultants for services on an as-needed basis.

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

Capital Requirements

         Although the Company believes that it has leased enough land to move forward with the initial phase of its current plan of operation, the Company will have to obtain additional financing before the Company can fully implement this phase. The Company has already raised "seed" capital in the amount of approximately $450,800 from Mr. Spickelmier, Westside Resources, L.P., an entity wholly-owned by Mr. Wright and formerly named "Westside Energy, L.P." (the "Partnership"), and Bering Partners No. 2, LLC, an entity owned by the Company's two directors and certain other investors. The Company intends to use the proceeds of this capital either to drill, test and complete the Company's initial well or to acquire rights in additional acreage, or both, and (to a limited extent) for general corporate purposes. A total of $410,000 of this capital was structured in the form of loans from Bering Partners No. 2, LLC to the Company secured by all of the Company's assets, including the oil and gas interests briefly described herein as well as all such interests acquired in the future. Interest accrues on the loans at a rate of 10% per annum. The principal amount of and accrued interest on the loans is due and payable in two balloon payments, one in the amount of $308,000 due on February 25, 2005 and the other in the amount of $143,000 due on April 30, 2005. In consideration of making the loans, the Company granted warrants to the owners of Bering Partners No. 2, LLC to purchase up to an aggregate of 820,000 shares of the Company's common stock for a per-share exercise price of $.50. These warrants have a term of and are exercisable for five years. The remaining $40,800 of the initial capital took the form of an equity investment in the Company's common stock. Mr. Spickelmier and The Partnership made this investment in exchange for the issuance to them of an aggregate of 4,080,000 shares of the Company's common stock. At that time, these shares constitute approximately 68.7% of the shares of the Company's common stock outstanding after the completion of all of the stock issuance then taking place. Because the shares of common stock received by Mr. Spickelmier and the Partnership were not registered under the Securities Act of 1933, as amended (the "Act"), such shares are "restricted securities" (as defined in Rule 144 promulgated under the Act) and accordingly, may not be sold or transferred by Mr. Spickelmier and The Partnership unless such shares are registered under the Act or are sold or transferred pursuant to an exemption therefrom. In connection with this investment, the Company entered into a "piggy back" registration rights agreements with each of Mr. Spickelmier and the Partnership, whereby each of them will have the right to include in any registration with the U.S. Securities and Exchange Commission any and all shares owned by them or to be acquired pursuant to derivative securities, including the shares issued in connection with this investment and the shares to be acquired upon exercise of the warrants issued in connection with the loans described above.

         The Company presently intends to begin drilling its first well during June or July 2004. Drilling is expected to begin on an approximately 352-acre tract of leased land. The lease governing this tract was recently amended to extend the date by which drilling must commence to the end of summer 2004 or else the lease will be forfeited. The Company will drill and test the well for oil and gas and, if producible amounts of gas are found, complete the well. If the Company's plan of operation does progress as planned but the Company's first test well does not prove to hold producible reserves, the Company would not have enough capital to drill and test a second well, and the Company would be forced to cease its drilling operations until such time as further financing became available, if ever.

         In addition to cash flow and conventional bank financing in requisite amounts, the Company will need to raise additional equity funds to finance its planned operations during the next two years, including implementing the initial phase of the Company's plan of operation and making the Company's lease and debt payments as they come due. The Company anticipates that it will need additional equity funds in the amount of $5,000,000 to complete fully the Company's initial phase of it plan, which entails drilling and completing either 10 horizontal wells or 20 vertical wells or some combination of the two types of wells. With full funding, the Company expects the initial phase of its plan of operation to take approximately two years from start to finish. However, the time line for completion of this phase of the Company's plan of operation depends completely upon the Company's ability to secure additional financing. The Company estimate that it will take approximately two weeks to drill, test and complete each well, and an additional two weeks to four weeks per well to install the facilities to connect to gathering or pipeline facilities, depending on the distance from the well to the pipeline. The Company intends to try to raise between $5,000,000 and $10,000,000 in equity funds through a future equity offering. The Company expects that any equity amount raised beyond $5,000,000 would be used to give to the Company financial flexibility and a cash cushion. The Company expects to try to raise between $500,000 and $1.0 million in equity in the near future (although the Company can make no assurances in this regard), and seek to raise the remainder of the $5,000,000 to $10,000,000 at some point in the future.

         The Company currently does not have any binding commitments for, or readily available sources of, meaningful portion of the additional financing. The Company cannot assure anyone that additional financing will be available to it when needed or, if available, that it can be obtained on commercially reasonably terms. If the Company does not obtain additional financing it will not be able to implement its planned drilling and exploration activities and may not be able to maintain its leases. If the Company is able to obtain additional funds less than the $5,000,000, the Company will have to reduce its plan of operations accordingly, although the Company would strive to complete as many producible wells as possible with the funds available to it. If the Company does not obtain additional financing through an equity or debt offering, the Company may attempt to sell its leasehold interests in some or all of the properties that the Company has leased together with any proprietary information that the Company has developed concerning such properties, such as title searches, title policies, engineering reports and records, core information, drilling reports, and production records, if any. However, the Company cannot assure anyone that the Company will be able to find interested buyers or that the funds received from any such sale would be adequate to fund its activities.

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


         In addition to the capital necessary to undertake its drilling activities, the Company will need additional financing to make its debt payments on the $410,000 secured financing provided by an entity controlled by management as they come due. The Company will need approximately $308,000 by February 25, 2005 and another $143,000 due on April 30, 2005 to make its debt payments. Failure to obtain additional financing or complete enough wells to generate sufficient income to pay the debt payments could cause the Company to lose its rights to some or all of the property currently under lease as a result of foreclosure proceedings against such leases by the lender that provided the $410,000 secured financing. This development would obviously make further development impossible. Under these circumstances, the Company could be forced to cease its operations and liquidate its remaining assets, if any.


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

Item 3.           Controls and Procedures

       As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation and currently, does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company's operations.

PART II. OTHER INFORMATION

Item 2.     Changes in Securities

         On February 26, 2004, the Company issued 700,000 shares of its common stock to Westside Resources, L.P. (the "Partnership"), an entity wholly-owned by Jimmy D. Wright and formerly named "Westside Energy, L.P." (a director of the Company and the Company's Chief Executive Officer and Chief Financial Officer), in consideration of the Partnership's assignment of its undivided interests in certain oil and gas leases covering approximately 819 gross acres of land. Because Mr. Wright was a director and the Company's Chief Executive Officer at the time of this issuance, the issuance of these shares is claimed to be exempt, pursuant to Section 4(2) of the Securities Act of 1933 (the "Act").

         On February 26, 2004, in consideration of a loan in the amount of $280,000 from Bering Partners No. 2, LLC ("Bering"), the Company issued (without any further consideration) warrants to purchase up to 560,000 shares of the Company's common stock at a per share price of $.50. These warrants were issued to Bering's four equity owners who included the Partnership, Keith D. Spickelmier (the Company's Chairman of the Board), and two other accredited investors. The issuances of the warrants are claimed to be exempt, and the issuances of the common stock underlying the warrants will be claimed to be exempt, pursuant to Sections 4(6) of, and Regulation D under, the Act.

         On February 26, 2004, the Company issued an aggregate of 4,080,000 shares to the Partnership and Mr. Spickelmier in consideration of an aggregate purchase price of $40,800. Because Mr. Wright was a director and the Company's Chief Executive Officer at the time of this issuance, the issuance of these shares is claimed to be exempt, pursuant to Section 4(2) of the Act.

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

                  (b) Reports on Form 8-K

                  The Registrant filed a Current Report on Form 8-K on March 1, 2004 reporting on a change in the Registrant's business focus and the acquisition of certain oil and gas interests.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WESTSIDE ENERGY CORPORATION
                                         (Registrant)


                                         By: /s/ Jimmy D. Wright
                                         Jimmy D. Wright,
                                         President
                                         (Principal Executive Officer, Principal
                                         Financial Officer and
                                         Principal Accounting
                                         Officer)


Dated: June 3, 2004