Form 10QSB
period 2004-06-30
WESTSIDE ENERGY CORP
filed 2004-08-05
CIK 1024109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For  the quarterly  period ended: June 30, 2004

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

The number of shares of common stock, $.01 par value, outstanding as August 4, 2004: 6,898,331 shares

Transitional Small Business Disclosure Format (check one):   Yes ___   No  X

                           WESTSIDE ENERGY CORPORATION
                           PERIOD ENDED JUNE 30, 2004

                                      INDEX

PART I.  FINANCIAL INFORMATION                                           Page

  Item 1.  Financial Statements

      Condensed financial statements of Westside Energy Corporation:

         Balance sheet as of June 30, 2004                                  3

         Statements of expenses for the three months and six months
           ended June 30, 2004 and June 30, 2003                            4

         Statements of cash flows for the six months ended
           June 30, 2004 and June 30, 2003                                  5

         Notes to financial statements                                      6

  Item 2.  Plan of Operations                                               7

  Item 3.  Controls and Procedures                                         12

PART II. OTHER INFORMATION

  Item 2.     Changes in Securities                                        13

  Item 4.     Submission of Matters to a Vote of Security Holders.         13

  Item 6.     Exhibits and Reports on Form 8-K

                (a) Exhibits                                               13

                (b) Reports on Form 8-K                                    13

SIGNATURE                                                                  13

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements




                           WESTSIDE ENERGY CORPORATION
                                  BALANCE SHEET
                                  June 30, 2004




ASSETS

Current Assets
    Cash                                                           $   446,820
    Unproved Oil and Gas properties,
      using Full Cost Method of Accounting                             750,704
                                                                   -----------
Total Current Assets                                               $ 1,197,524
                                                                   ===========



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses                          $    68,692
    Due to stockholders                                                 17,720
    Advances from joint venture partners                                94,452
    Note payable, net of unamortized discount of $93,986               316,014
                                                                   -----------
       Total Current Liabilities                                       496,878
                                                                   -----------

Commitments

STOCKHOLDERS' EQUITY

    Preferred stock, $.01 par value, 10,000,000 shares
       authorized, none issued and outstanding                               -
    Common stock, $.01 par value, 50,000,000 shares
       authorized, 6,713,831 shares issued and outstanding              67,138
    Additional paid in capital                                       3,239,288
    Accumulated deficit                                             (2,605,780)
                                                                   -----------
       Total Stockholders' Equity                                      700,646
                                                                   -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 1,197,524
                                                                   ===========

                           WESTSIDE ENERGY CORPORATION
                             STATEMENTS OF EXPENSES
                Three and Six Months Ended June 30, 2004 and 2003



                                     Three Months             Six Months
                                 2004           2003        2004         2003
                              ----------    ----------   ---------    ---------
General and
    administrative expense   $  157,025     $      650   $  177,768  $    2,886
Interest income                  (1,217)             -       (1,500)          -
Interest expense                    355              -        4,927       1,238
                             ----------     ----------   ----------  ----------
       NET LOSS              $ (156,163)    $     (650)  $ (181,195) $   (4,124)
                             ==========     ==========   ==========  ==========

Basic and diluted loss
    per common share         $    (.03)     $     (.00)  $    (.04)  $     (.00)
Weighted average common
    shares outstanding       6,067,177       1,158,970   4,505,471    1,157,303

                           WESTSIDE ENERGY CORPORATION
                            STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2004 and 2003



                                                 2004               2003
                                               ----------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                   $(181,195)        $ (4,124)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Stock issued for services                      -            1,900
        Imputed interest                             708            1,238
        Amortization of discount on note payable  23,324                -
      Changes in:
        Accounts payable and accrued expenses     17,428           (2,000)
        Advances from joint venture partners      94,452                -
                                              ----------         --------
NET CASH USED IN OPERATING ACTIVITIES            (45,283)          (2,986)
                                              ----------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of Oil & Gas interests             (730,085)               -
                                              ----------         --------
NET CASH USED IN FINANCING ACTIVITIES           (730,085)               -
                                              ----------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from loans from shareholder               -            2,950
    Proceeds from notes payable                  410,000                -
    Stock sold for cash                          811,800                -
                                              ----------         --------
NET CASH PROVIDED BY FINANCING ACTIVITIES      1,221,800            2,950
                                              ----------         --------
NET CHANGE IN CASH                               446,432           (   36)

CASH BALANCES
    -Beginning of period                             388              424
                                              ----------         --------
    -End of period                            $  446,820         $    388
                                              ==========         ========

NON-CASH DISCLOSURES:
Stock issued for Oil & Gas Interests          $   20,619         $      -
Discount on note payable                         117,311                -

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


NOTE 2 - OIL AND GAS PROPERTIES

In February 2004, Westside purchased several oil and gas interests from an entity now named Westside Resources L.P., a company controlled by Westside's president. Westside issued 700,000 shares of common stock for 20% interest in each property. The properties were put on Westside's books at the cost of Westside Resources L.P., which totaled $20,619. The properties are undeveloped and unproved.

During the second quarter ending June 30, 2004, Westside purchased additional oil and gas interests from third parties totaling $361,633 and spent $368,452 on intangible drilling costs associated with one lease.


NOTE 3 - NOTES PAYABLE


In February 2004 and April 2004, Westside borrowed $280,000 and $130,000, respectively, from an entity controlled by Westside's two directors. The notes mature in February 2005 and April 2005, respectively, and each note bears interest of 10% and is collateralized by all oil and gas interests now owned or hereafter acquired by Westside. Warrants to purchase up to an aggregate of 820,000 shares of the Company's common stock for a per-share exercise price of $.50 were attached to the debt. The notes were discounted by $117,310 for the relative fair value of the warrants. The discount will be amortized over the term of the notes.



NOTE 4 - COMMON STOCK

During the first quarter of 2004, Westside sold an aggregate of 4,080,000 shares of common stock to one of its directors and to an entity under the control of its other director for $.01 per share for total proceeds of $40,800.
During the second quarter of 2004, Westside sold 385,500 units consisting of two shares of common stock and one warrant to purchase common stock with a per share exercise price of $2.50, for cash of $2.00 per unit for total proceeds of $771,000.


NOTE 5 - COMMITMENT

Westside has committed to drill an exploratory well on one of the leases. The expected cost associated with the well approximates $849,350. Westside will be responsible for 75% of the costs which approximate $637,013. To date, Westside has spent approximately $368,000 leaving a commitment of approximately $269,013 if the drilling partners agree to complete the well. If the partners elect not to complete the well, Westside will be committed to refund approximately $94,000 to its drilling partners.

No other leases have commitments to drill to date.

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

         There can be no assurance that the Company will be successful in its exploratory and production activities. The oil and gas business involves numerous risks, the principal ones of which are described in the section captioned "Risk Factors" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

Proposed Initial Activities

         Currently, the Company's primary area of interest is in the Barnett Shale located in the state of Texas. The Company has acquired as of June 30, 2004 total leased acreage of 6,919 gross acres and 6,341 net acres in Jack, Wise, Denton, Hill and Ellis Counties in Texas in the Barnett Shale. The Company has just begun the initial phase of its plan of operation. Drilling of the Company's first well began July 26, 2004 and is expected to be completed by the middle September 2004, although there can be no assurance in this regard. However, as of the date of this Report, the Company had not completed any drilling or other exploration, and thus the Company did not have any estimates of oil and gas reserves. Consequently the Company has not reported its reserve estimates to any state or federal authority. The Company cannot assure anyone that it will find commercially producible amounts of oil and gas. Moreover, at the present time, the Company cannot finance the initial phase of its plan of operation solely through its own current resources. Consequently, the Company plans on undertaking certain financing activities described in "Plan of Operation - Capital Requirements" herein. The success of the initial phase of the Company's plan of operation depends upon the Company's ability to obtain additional capital to drill its wells. The Company cannot assure anyone that it will obtain the necessary capital.

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

         The initial phase of the Company's plan of operation will involve drilling and testing wells on the Company's currently leased acreage in the Barnett Shale to prove reserves, completing promising test wells, extracting the oil, gas and other hydrocarbons that the Company finds, and delivering them to market. The Company believes that this acreage is sufficient for the Company's initial phase of drilling, which consists of either 10 horizontal wells or 20 vertical wells or some combination of the two types of wells. If the initial phase of the Company's plan of operation is fully implemented, the Company will drill, test and complete these wells over the next two years. Some of the Company's current leases are subject to the Company's confirmation that the related lessors have satisfactory title to their acreage. Until such confirmation, the Company will not make payments pursuant to the leases. If the Company is unable to confirm that any related lessor has satisfactory title to any of this additional acreage, then the Company will not make any payments, and the lease will terminate in the near future as a result. The Company is also in the process of acquiring rights in additional acreage.

         Based on recent price increases, the Company anticipates that each vertical well in its targeted area will cost approximately $800,000 to complete and that each horizontal well in its targeted area will cost approximately $1,600,000 to complete, but such costs will depend on the drilling depth of a particular well. The Company's anticipated costs of drilling operations are based on estimates obtained from third-party service providers whom the Company believes will be available to it to provide the services that the Company will need. However, the actual costs of such operations may be more or less than the estimates contained herein. If actual costs of operations exceed the Company's estimates to any significant degree, the Company may require additional funding to achieve its initial objectives.

         Before committing substantial resources, including obtaining necessary permits and preparing for drilling on any particular leased property, the Company plans to complete its due diligence on its leased property. However, the Company may not in some instances incur the expense of retaining lawyers to examine the title to the Company's mineral interests. This practice could expose the Company to certain risks, which are described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. The Company did obtain a drill site title opinion for its initial well currently being drilled.

         The Company has selected, permitted and constructed the location of its first well site. The Company will select future drill sites based on a variety of factors, including information gathered from historic records and drill logs, proximity to existing pipelines, ease of access for drilling equipment, seismic data, the presence of oil and natural gas in the immediate vicinity, and consultations with the Company's geologist, geophysicist, operator, driller and frac companies. Because a majority of this research information has already been obtained, the Company believes that the cost of identifying drill sites will be low relative to other costs. With the exception of the evaluation of the geological structures that the Company encounters during the drilling process, the cost of which has been factored into the Company's estimated drilling costs, the Company does not anticipate needing any further product research except possibly 3-D seismic.

         Once the Company has identified a proposed drilling site, it will engage the services of a third party operator licensed to operate oil and gas wells in the State of Texas. The operator will be responsible for permitting the well, which will include obtaining permission from state authorities relative to spacing requirements and any other state and federal environmental clearances required at the commencement of the permitting process. Additionally, the operator will formulate and deliver to all interest owners an operating agreement establishing each participants' rights and obligations in that particular well based on the location of the well and the ownership. In addition to the permitting process, the operator will be responsible for hiring the driller, frac company, construction contractor and other third parties to provide services for all aspects of the drilling operation except for geological services, and supervising their efforts, and actually drilling the well to the target zone. Should the well be successful, the operator would thereafter be responsible for completing the well and connecting it to the most appropriate transmission facility for the hydrocarbons produced. The Company expects to pay the operator commercially prevailing rates. The Company intends to make sure that the operator selected has insurance believed to be adequate.

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

         The Company has entered into an agreement with Brammer Engineering, Inc. engaging this company to act as the operator of the Company's first well. Brammer has represented that it was founded in 1968 and has a staff of over 100 oil and gas professionals. Management believes that Brammer is amply qualified to act as the operator of the Company's first well. For future wells, the Company may use the services of Brammer or other qualified operators. Management foresees no problem in procuring the services of qualified operators and drillers in connection with the initial phase of the Company's plan of operation, although a considerable increase in drilling activities in the area of the Company's properties could make difficult (and perhaps expensive) the procurement of operating and drilling services.

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

         The Company recently entered into a standard gas sales agreement with Dynegy, Inc. pursuant to which Dynegy has agreed to purchase from the Company all production that is realized from the approximately 352-acre tract upon which the Company's first well will be drilled.

Capital Requirements

         Although the Company believes that it has leased enough land to move forward with the initial phase of its current plan of operation, the Company will have to obtain additional financing before the Company can fully implement this phase. The Company has already completed two initial rounds of financing.

         The Company initially raised "seed" capital in the amount of approximately $450,800 from Mr. Spickelmier, Westside Resources, L.P., an entity wholly-owned by Mr. Wright and formerly named "Westside Energy, L.P." (the "Partnership"), and Bering Partners No. 2, LLC, an entity owned by the Company's two directors and certain other investors. The Company used most of the proceeds from this capital to acquire rights in additional acreage and (to a limited extent) for general corporate purposes. A total of $410,000 of this capital was structured in the form of loans from Bering Partners No. 2, LLC to the Company secured by all of the Company's assets, including the oil and gas interests briefly described herein as well as all such interests acquired in the future. Interest accrues on the loans at a rate of 10% per annum. The principal amount of and accrued interest on the loans is due and payable in two balloon payments, one in the amount of $308,000 due on February 25, 2005 and the other in the amount of $143,000 due on April 30, 2005. In consideration of making the loans, the Company granted warrants to the owners of Bering Partners No. 2, LLC to purchase up to an aggregate of 820,000 shares of the Company's common stock for a per-share exercise price of $.50. These warrants have a term of and are exercisable for five years. The remaining $40,800 of the initial capital took the form of an equity investment in the Company's common stock. Mr. Spickelmier and the Partnership made this investment in exchange for the issuance to them of an aggregate of 4,080,000 shares of the Company's common stock. At that time, these shares constitute approximately 68.7% of the shares of the Company's common stock outstanding after the completion of all of the stock issuance then taking place. Because the shares of common stock received by Mr. Spickelmier and the Partnership were not registered under the Securities Act of 1933, as amended (the "Act"), such shares are "restricted securities" (as defined in Rule 144 promulgated under the Act) and accordingly, may not be sold or transferred by Mr. Spickelmier and The Partnership unless such shares are registered under the Act or are sold or transferred pursuant to an exemption therefrom. In connection with this investment, the Company entered into a "piggy back" registration rights agreements with each of Mr. Spickelmier and the Partnership, whereby each of them will have the right to include in any registration with the U.S. Securities and Exchange Commission any and all shares owned by them or to be acquired pursuant to derivative securities, including the shares issued in connection with this investment and the shares to be acquired upon exercise of the warrants issued in connection with the loans described above.

         During the quarter covered by this Report, the Company completed a second round of financing by selling 385,500 units of the Company's securities to a total of 17 accredited investors. An additional 5,000 units were issued to one accredited investor as a finder's fee. Each unit was comprised of two shares of the Company's common stock and a warrant to purchase one share of the Company's common stock at a per share price of $2.50. The warrants have a term of and are exercisable for two years. The purchase price for a unit was $2.00, with the Company receiving aggregate offering proceeds of $771,000 from the offering. As a result of this offering, 781,000 shares of the Company's common stock and warrants to purchase an aggregate of 390,500 shares of the Company's common stock were issued. The Company has either used or earmarked most the proceeds of this capital either to drill, test and complete the Company's initial well or to acquire rights in additional acreage, or both, and (to a limited extent) for general corporate purposes.

         The Company began drilling its first well on July 26, 2004 on an approximately 352-acre tract of leased land. The Company expects to complete the drilling of this well and then test the well for oil and gas and, if producible amounts of gas are found, complete the well. If the Company's plan of operation does progress as planned but the Company's first test well does not prove to hold producible reserves, the Company would not have enough capital to drill and test a second well, and the Company would be forced to cease its drilling operations until such time as further financing became available, if ever.

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

PART II. OTHER INFORMATION

Item 2.     Changes in Securities

         During the quarter ended June 30, 2004, the Company sold 385,500 units of the Company's securities to a total of 17 accredited investors. An additional 5,000 units were issued to one accredited investor as a finder's fee. Each unit was comprised of two shares of the Company's common stock and a warrant to purchase one share of the Company's common stock at a per share price of $2.50. The purchase price for a unit was $2.00, with the Company receiving aggregate offering proceeds of $771,000 from the offering. As a result of this offering, 781,000 shares of the Company's common stock and warrants to purchase an aggregate of 390,500 shares of the Company's common stock were issued. The issuances of the common stock and the warrants is claimed to be exempt, and the issuance of the common stock underlying the warrants will be claimed to be exempt, pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Act").

         During April 2004, in consideration of a loan in the amount of $130,000 from Bering Partners No. 2, LLC ("Bering"), the Company issued (without any further consideration) warrants to purchase up to 260,000 shares of the Company's common stock at a per share price of $.50. These warrants were issued to three of Bering's equity owners who included the Partnership, Keith D. Spickelmier (the Company's Chairman of the Board), and one other accredited investor. The issuances of the warrants are claimed to be exempt, and the issuances of the common stock underlying the warrants will be claimed to be exempt, pursuant to Sections 4(6) of, and Regulation D under, the Act.

Item 4.     Submission of Matters to a Vote of Security Holders.

            Effective May 4, 2004, stockholders holding approximately 89.8% of the then outstanding shares of the Company's common stock approved the amendment and restatement of the Company's Articles of Incorporation in the form of the Certificate of Restated Articles of Incorporation being filed as Exhibit 3.01 to this Report. The Information Statement disclosing the shareholder approval of the amendment and restatement was first mailed to stockholders on or about May 18, 2004. The Certificate of Restated Articles of Incorporation was subsequently filed with the Secretary of State of Nevada.

Item 6.     Exhibits and Reports on Form 8-K

                  (a) The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

 Exhibit
  Number   Description

   3.01    Certificate of Restated Articles of Incorporation
  31.01 Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
  32.01    Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.

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


Dated: August 5, 2004
                                      -13-