Form 10QSB
period 2004-09-30
WESTSIDE ENERGY CORP
filed 2004-11-15
CIK 1024109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly  period ended: September 30, 2004

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

                                  713/590-3791
                           (Issuer's telephone number)

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

The number of shares of common stock, $.01 par value, outstanding as November 10, 2004: 17,048,331 shares

Transitional Small Business Disclosure Format (check one):   Yes ___   No  X
                                                                          ---

                           WESTSIDE ENERGY CORPORATION
                         PERIOD ENDED SEPTEMBER 30, 2004

                                      INDEX

PART I.  FINANCIAL INFORMATION                                           Page

         Item 1.  Financial Statements

         Condensed financial statements of Westside Energy Corporation:

            Balance sheet as of September 30, 2004                          3

            Statement of Expenses for the three months and nine months
              ended September 30, 2004 and September 30, 2003               4

            Statements of cash flows for the nine months ended September
              30, 2004 and September 30, 2003                               5

            Notes to financial statements                                   6

         Item 2.  Plan of Operations                                        7

         Item 3.  Controls and Procedures                                  10

PART II. OTHER INFORMATION

         Item 6.     Exhibits and Reports on Form 8-K                      10

(a) Exhibits (b) Reports on Form 8-K

SIGNATURE                                                                  10

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                           WESTSIDE ENERGY CORPORATION
                                  BALANCE SHEET
                               September 30, 2004




ASSETS

Current Assets
    Cash                                                           $   158,086

Unproved Oil and Gas properties,
      using Full Cost Method of Accounting                           1,390,323
                                                                   -----------
Total Assets                                                       $ 1,548,409
                                                                   ===========



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses                          $    75,054
    Due to stockholders                                                 17,720
    Advances from joint venture partners                                36,499
  Note payable to related parties, net of unamortized
       discount of $65,384                                             544,616
  Note Payable                                                         300,000
                                                                   -----------
       Total Current Liabilities                                       973,889
                                                                   -----------
Commitments

STOCKHOLDERS' EQUITY

    Preferred stock, $.01 par value, 10,000,000 shares
       authorized, none issued and outstanding                               -
    Common stock, $.01 par value, 50,000,000 shares
       authorized, 6,898,331 shares issued and outstanding              68,983
    Additional paid in capital                                       3,517,314
    Accumulated deficit                                             (3,011,777)
                                                                   -----------
       Total Stockholders' Equity                                      574,520
                                                                   -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 1,548,409
                                                                   ===========

                           WESTSIDE ENERGY CORPORATION
                             STATEMENTS OF EXPENSES
             Three and Nine Months Ended September 30, 2004 and 2003



                                       Three Months         Nine Months
                                     2004        2003     2004         2003
                                  ----------  --------- ---------   ----------
General and
    administrative expense       $  361,129  $     650  $  516,376  $    2,886
Interest income                        (524)        -       (2,024)          -
Interest expense                     45,390         -       72,838       1,238
                                 ----------  ----------  ---------- ----------
       NET LOSS                  $ (405,995) $    (650) $ (587,190) $   (4,124)
                                 ==========  ========== ==========  ==========

Basic and diluted loss
    per common share             $    (.06)  $    (.00) $     (.11) $     (.00)
Weighted average common
    shares outstanding           6,898,331   1,158,970   5,254,667   1,157,303

                           WESTSIDE ENERGY CORPORATION
                            STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2004 and 2003



                                                       2004             2003
                                                    ----------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                        $ (587,190)       $ (4,124)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Stock issued for services                      234,275           1,900
        Imputed interest                                 1,063           1,238
        Amortization of discount on note payable        53,667               -
      Changes in:
        Accounts payable and accrued expenses           23,789          (2,000)
        Advances from joint venture partners            36,499               -
                                                    ----------        --------
NET CASH USED IN OPERATING ACTIVITIES                 (237,897)         (2,986)
                                                    ----------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of Oil & Gas interests                 (1,326,204)              -
                                                    ----------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable to related parties     610,000           2,950
    Proceeds from notes payable                        300,000               -
    Stock sold for cash                                811,799               -
                                                    ----------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES            1,721,799           2,950
                                                    ----------        --------
NET CHANGE IN CASH                                     157,698          (   36)

CASH BALANCES
    -Beginning of period                                   388             424
                                                    ----------        --------
    -End of period                                  $  158,086        $    388
                                                    ==========        ========

NON-CASH DISCLOSURES:
Stock issued for Oil & Gas Interests               $   64,119         $      -
Discount on note payable                              119,051                -

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

During the second quarter, Westside purchased additional oil and gas interests from third parties totaling $361,633 and spent $368,452 on intangible drilling costs associated with one lease.

During the third quarter, Westside purchased additional oil and gas interests from third parties totaling $396,119 and spent $200,000 on intangible drilling costs associated with one lease. Westside issued 30,000 shares of common stock for costs related to purchasing the Oil and Properties valued at $43,500.


NOTE 3 - NOTES PAYABLE TO RELATED PARITES

In February 2004 and April 2004, Westside borrowed $280,000 and $130,000, respectively, from an entity controlled by Westside's two directors. The notes mature in February 2005 and April 2005, respectively, and each note bears interest of 10% and is collateralized by all oil and gas interests now owned or hereafter acquired by Westside. Warrants to purchase up to an aggregate of 820,000 shares of Westside's common stock for a per-share exercise price of $.50 were attached to the debt. The notes were discounted by $119,051 for the relative fair value of the warrants. The discount will be amortized over the term of the notes.

In September 2004, Westside borrowed $200,000 from an officer and an affiliate company. The notes are convertible into Westside's common stock, mature in January 2005, and each note bears interest of 10% per annum. The conversion price will be based on the offering price in a future equity offering. The offering occurred in October 2004 for $2 per share. See note 7 for details.


NOTE 4 - NOTE PAYABLE

In September 2004, Westside borrowed $300,000 from a third party. The note is convertible into Westside's common stock, matures in January 2005, and bears interest of 10% per annum. The conversion price will be based on the offering price in a future equity offering. The offering occurred in October 2004 for $2 per share. See note 7 for details.


NOTE 5 - COMMON STOCK

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

During the third quarter of 2004, Westside issued 149,500 shares of common stock for services valued at $234,275. Westside issued 30,000 shares of common stock valued at $43,500 for costs related to purchasing the Oil and Gas Properties.


NOTE 6 - COMMITMENT

Westside has committed to drill an exploratory well on one of the leases. The expected cost associated with the well approximates $849,350. Westside will be responsible for 75% of the costs which approximates $637,013. To date, Westside has spent approximately $525,000 leaving a commitment of approximately $148,013 if the drilling partners agree to complete the well. If the partners elect not to complete the well, Westside will be committed to refund approximately $36,000 to its drilling partners.

No other leases have commitments to drill to date.


NOTE 7 - SUBSEQUENT EVENTS

In October 2004, Westside borrowed $100,000 from an officer and an affiliate company for aggregate borrowings of $200,000. The notes are unsecured and bear interest of 10% per annum. The notes are due and payable in full on or before February 13, 2005. The indebtedness is convertible into shares of Westside's common stock if Westside raises certain additional private equity. The conversion rate would be set at the offering price at which the additional private equity is raised.

During November 2004, Westside completed an equity offering consisting of 10,000,000 shares of common stock with an offer price of $2.00 per share. The cash offering resulted $20,000,000 in gross proceeds. Westside's placement agent received $1,400,000 and 300,000 warrants with a purchase price of $2.00 per share and a term of 5 years.

In November 2004, a holder of a convertible note have an outstanding principal balance of $300,000 has converted the principal balance into common stock at $2.00 per share for a total of 150,000 shares of common stock.

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

Proposed Initial Activities

Currently, the Company's primary area of interest is in the Barnett Shale located in the state of Texas. The Company has acquired as of November 4, 2004 total leased acreage of 16,806 gross acres and 15,450 net acres in Jack, Wise, Denton, Hill, Ellis and Hamilton Counties in Texas in the Barnett Shale. The Company has just begun the initial phase of its plan of operation. It expects to complete its first well during November 2004. As of the date of this Report, the Company did not have any estimates of oil and gas reserves. Consequently the Company has not reported its reserve estimates to any state or federal authority. The Company cannot assure anyone that it will find commercially producible amounts of oil and gas.

         An article in the January 19, 2004 edition of the Oil & Gas Journal described the Barnett Shale as "one of the hottest areas of drilling activity in the continental US." Houston-based Mitchell Energy made the first economic completion in the Barnett Shale in the early 1980's. At the end of 2002, the Barnett Shale had 1,870 producing wells. During summer 2003, it had an average rig count of 50. The Barnett Shale now is considered as a world-class, unconventional, blanket gas reservoir. At current gas prices, wells drilled in this area are regarded as low-risk, high-reward propositions because of their long-term, steady production. Once focused largely in Denton and Wise counties, expansion has occurred into a number of other counties. Productive characteristics vary widely across the Barnett Shale, reflecting the geologic variability of the formation itself. Moreover, the Barnett Shale has presented difficulty in establishing sufficient recovery efficiency, but highly detailed reservoir characterization studies and more refined drilling, completion, and fracturing practices have improved well deliverability and economics. The largest operator in the Barnett Shale is Devon Energy Corp, which reported total revenues from all activities in 2003 of $7.0 billion. Devon now operates about 1,500 wells in the Barnett core area, representing about 60-70% of the producing wells in the total Barnett area. It holds about 120,000 acres in the core area and 430,000 acres outside. In 2004, Devon plans to drill about 150 wells in the Barnett shale.

         The initial phase of the Company's plan of operation will involve drilling and testing wells on the Company's currently leased acreage in the Barnett Shale to prove reserves, completing promising test wells, extracting the oil, gas and other hydrocarbons that the Company finds, and delivering them to market. The Company believes that this acreage is sufficient for the Company's initial phase of drilling, which consists of between 10 and 20 wells. If the initial phase of the Company's plan of operation is fully implemented, the Company will drill, test and complete these wells over the next two years. Some of the Company's current leases are subject to the Company's confirmation that the related lessors have satisfactory title to their acreage. Until such confirmation, the Company will not make payments pursuant to the leases. If the Company is unable to confirm that any related lessor has satisfactory title to any of this additional acreage, then the Company will not make any payments, and the lease will terminate in the near future as a result. The Company is also in the process of acquiring rights in additional acreage.

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

         The Company has entered into an agreement with Brammer Engineering, Inc., engaging this company to act as the operator of the Company's first well. Brammer has represented that it was founded in 1968 and has a staff of over 100 oil and gas professionals. Management believes that Brammer is amply qualified to act as the operator of the Company's first well. For future wells, the Company may use the services of Brammer or other qualified operators. Management foresees no problem in procuring the services of qualified operators and drillers in connection with the initial phase of the Company's plan of operation, although a considerable increase in drilling activities in the area of the Company's properties could make difficult (and perhaps expensive) the procurement of operating and drilling services.

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

         The Company recently entered into a standard gas sales agreement with Dynegy, Inc. pursuant to which Dynegy has agreed to purchase from the Company all production that is realized from the approximately 352-acre tract upon which the Company's first well is being drilled and future Company wells are expected to be drilled.

Capital Requirements

         >From the time that the Company changed its business to oil and gas exploration and development in February 2004 through the beginning of November 2004, the Company financed its business through a series of financings that could be regarded as involving "seed" capital or bridge financing. These financings were undertaken to sustain the Company until it could raise more long-term capital. Many of these financings were funded in whole or in part by members of the Company's management, either directly or through entities controlled by them. A total of $1.11million in debt financing was obtained. All of this indebtedness has either been repaid or converted into equity. In connection with these borrowings, the Company granted warrants to purchase up to an aggregate of 820,000 shares of the Company's common stock for a per-share exercise price of $.50. These warrants have a term of and are exercisable for five years. With regard to equity financings, in February 2004 the Company raised some "seed" capital from management by selling to them, directly or through entities controlled by them, a total or 4,080,000 shares of the Company's common stock for a per-share purchase price of $.01. During the quarter ended June 30, 2004, the Company completed a second round of equity financing by selling 385,500 units of the Company's securities to a total of 17 accredited investors. Each unit was comprised of two shares of the Company's common stock and a warrant to purchase one share of the Company's common stock at a per share price of $2.50. The warrants have a term of and are exercisable for two years. The purchase price for a unit was $2.00, with the Company receiving aggregate offering proceeds of $771,000 from the offering.

         On November 2, 2004, the Company completed the private placement of an aggregate of 10,000,000 shares of its common stock, $.01 par value, at a price of $2.00 per share. The cash offering resulted in $20 million in gross proceeds and approximately $18.5 million in net proceeds to the Company after deducting placement-related costs. The shares were issued to a total of 48 investors, all of whom are accredited. The Company's placement agent received a placement fee in the amount of $1,400,000, and was granted a five-year warrant to purchase 300,000 shares of common stock at a purchase price of $2.00 per share. A portion of the proceeds from this private placement was used to retire indebtedness in the aggregate original principal amount of $810,000 plus interest. All of this indebtedness was either owed directly to members of the Company's management or owed to entities controlled by members of the Company's management. Some of this indebtedness was secured by all of the Company's assets, including the Company's current oil and gas interests as well as all such interests to be acquired in the future. In connection with the payment of this indebtedness, the liens on the Company's assets were released. In addition, in connection with the closing of the private placement, a holder of a short-term convertible promissory note having a principal balance of $300,000 converted the principal balance of the promissory note into 150,000 shares of the Company's common stock. As a result of these transactions, the Company does not now have any secured indebtedness or any indebtedness on any promissory note. The Company expects that, if its plan of operation progresses in accordance with its terms, the Company will in the future seek third party debt financing to further such plan. Management believes that the funds generated from this private placement will be sufficient to cover the cash needs of the Company for the next 12 months, although there can be no assurance in this regard.

         The Company expects to complete its first well during November 2004. This well is located on the Company's approximately 352-acre tract of leased land. The Company would like to commence drilling of a second well before the end of calendar 2004, probably also on the 352-acre tract of leased land. In this connection, the Company is seeking a rig to undertake the drilling. Due to the tight demand for rigs in the Barnett Shale at this time (particularly as the year draws to a close), the completion of a second well before the end of calendar 2004 may not be possible.

         Production from any successful efforts in the Company's exploration and drilling efforts would provide the Company with cash flow, and a proven reserve would increase the value of the Company's leased rights and should enable the Company to obtain bank financing (after the wells have produced for a period of time to satisfy the related lender). Cash flow and conventional bank financing are as critical to the Company's plan of operation as the equity infusion from the Company's recent private placement that resulted in approximately $18.5 million in net proceeds. Management believes that, if the Company's plan of operation progresses (and production is realized) as planned, sufficient cash flow and conventional bank financing will be available for purposes of properly pursuing the Company's plan of operation, although the Company can make no assurances in this regard.

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

         (b) Reports on Form 8-K

          The Registrant filed a Current Report on Form 8-K on September 22, 2004 reporting on the entry into a material definitive agreement consisting of unsecured short-term promissory note in the original principal amount of $300,000.

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

                                       10
Dated: November 15, 2004