Form 10KSB
period 2004-12-31
WESTSIDE ENERGY CORP
filed 2005-03-28
CIK 1024109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004       Commission File Number 0-49837

                           WESTSIDE ENERGY CORPORATION
                 (Name of small business issuer in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   88-0349241
                      (I.R.S. Employer Identification No.)

                        4400 Post Oak Parkway, Suite 2530
                                Houston, TX 77027
                                 (713) 979-2660
                        (Address, including zip code, and
                    telephone number, including area code, of
                    registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class
                     Common Stock, Par Value $.01 per share

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]  NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2004 were $116,137.

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 14, 2005 was approximately $63,829,887, based on the closing price of such stock on such date. The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of March 14, 2005 was 17,096,887.

Transitional Small Business Disclosure format (Check one): YES [ ]  NO [X]

                                      INDEX

                                                                    Page Number
                                     PART I.

Items 1. & 2.     Business and Properties.                                 4

Item 3.           Legal Proceedings.                                      23

Item 4.           Submission of Matters to a Vote of Security Holders.    24

                                    PART II.

Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters.                                    24

Item 6.           Management's Plan of Operation.                         24

Item 7.           Financial Statements.                                   24

Item 8.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.                    24

Item 8A.          Controls and Procedures.                                25

                                    PART III.

Item 9.           Directors, Executive Officers, Promoters and
                  Control Persons; Compliance with Section 16(a)
                  of the Exchange Act.                                   25

Item 10.          Executive Compensation.                                27

Item 11.          Security Ownership of Certain Beneficial Owners
                  and Management.                                        28

Item 12.          Certain Relationships and Related Transactions.        31

Item 13.          Exhibits and Reports on Form 8-K.                      33

Item 14.          Principal Accountant Fees and Services.                35

                           Forward-Looking Statements


         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 24A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places including ITEMS 1 AND 2 "BUSINESS AND PROPERTIES." These statements regard:

         * our belief regarding the attractiveness of our oil and gas properties for purposes of exploration;
         * our intention and plan to perform risk assessments and due diligence reviews that we believe are consistent with industry practices of each project we decide to pursue;
         * our belief regarding the possible rapid and significant expansion of our operations;
         * our belief regarding the sufficiency of our current acreage for purposes of conducting our initial plan of drilling;
         * our belief regarding the availability and qualifications of necessary third party service providers;
         *        our belief regarding the cost of identifying drill sites;
         * our belief regarding the availability of sufficient cash flow and conventional bank financing for purposes of properly pursuing our plan of operation;
         * our belief regarding our ability to enter into long-term sales contracts for our production;
         * our belief regarding our permitted or permittable capacity to continue our operations if any regulatory agency requires us to forego construction, modification or operation of certain air emission sources;
         * our belief regarding the effect of continued compliance with existing requirements of environmental laws and regulations;
         * our expectations to pay our operators commercially prevailing rates;
         * our expectations that the initial phase of our plan of operation will take approximately two years from start to finish;
         * our expectations that we will be able to retain a promotional interest in prospects presented to other industry investors;
         * our expectations regarding our use of employees and outside consultants;
         *        our plans as to how we will finance our business;
         *        our expectations regarding the costs of drilling our wells;
         * our expectations regarding our ability to sell our production to purchasers and end-users at prevailing market prices and under arrangements that are usual and customary in the industry;
         * our expectations regarding the effect of compliance with existing federal, state and local laws, rules and regulations governing the release of materials in the environment or otherwise relating to the protection of the environment; and
         * our estimates regarding the length of time required to drill, test and complete each well, and install the facilities to connect to gathering or pipeline facilities.

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

ITEMS 1 and 2.  BUSINESS AND PROPERTIES.

                                  RECENT EVENTS

         Westside Energy Corporation, f/n/a "Eventemp Corporation" (the "Company"), was incorporated on November 30, 1995 under the laws of the State of Nevada. In February 2004, the Company decided to focus its efforts on the acquisition of attractive crude oil and natural gas prospects, and the exploration, development and production of oil and gas on these prospects. For several years prior to February 2004, the Company had been dormant from a business perspective.

         In connection with the change in the Company's business focus, the Company has undertaken the following activities:

         * The Company changed its corporate name from "Eventemp Corporation" to "Westside Energy Corporation" on March 17, 2004 to reflect the Company's new business focus.
         * The Company expanded its Board of Directors from one member to two members and elected Jimmy D. Wright to fill the newly-created vacancy. Mr. Wright has considerable experience in the oil & gas industry. Keith D. Spickelmier remains as the Company's other director. For more information about Messrs. Wright and Spickelmier, see "ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(A) OF THE EXCHANGE ACT" herein.
         * The Company elected Jimmy D. Wright as the Company's Chief Executive Officer and Chief Financial Officer. Keith D. Spickelmier remains as the Company's Chairman of the Board.
         * The Company began acquiring rights in certain oil and gas leases. As of March 23, 2005, the Company had acquired total leased acreage of 40,666 gross acres and 38,976 net acres in Jack, Wise, Denton, Hill, Ellis, Hamilton Comanche and Mills Counties in Texas in the Barnett Shale. During November 2004, the Company completed its first well, a producing well known as the Lucille Pruitt #1. For more information about this well, see "ITEMS 1 and 2. BUSINESS AND PROPERTIES - Plan of Operation - Proposed Initial Activities" herein. As of the date of this Annual Report, the Company has completed the drilling of its second well through the Build Section. The well successfully deviated from vertical to 90+ degrees and intermediate casing has been set and cemented to a measured depth of 8,937 ft. The Company is currently proceeding with drilling of the horizontal section. Upon completion of drilling, the Company expects to frac the well, set production facilities and complete all required components of completion in due course. Moreover, as of the date of this Annual Report, the Company has completed the data acquisition and preliminary processing of a three-dimensional seismic survey in northern Hill County, Texas. Additional processing is underway, and upon completion of processing the Company will evaluate the results for drilling prospects.
         * The Company completed several rounds of financings. The most recent financing involved the sale of 10 million shares of the Company's common stock in a private placement transaction resulting in gross proceeds of $20 million and net proceeds to the Company of approximately $18.5 million after offering expenses. A portion of the proceeds from this private placement was used to retire indebtedness in the aggregate original principal amount of $810,000 plus interest. All of this indebtedness was either owed directly to members of the Company's management or owed to entities controlled by members of the Company's management. Some of this indebtedness was secured by all of the Company's assets, including the Company's current oil and gas interests as well as all such interests to be acquired in the future. In connection with the payment of this indebtedness, the liens on the Company's assets were released. In addition, in connection with the closing of the private placement, a holder of a short-term convertible promissory note having a principal balance of $300,000 converted the principal balance of the promissory note into 150,000 shares of the Company's common stock. As a result of these transactions, the Company does not now have any secured indebtedness or any indebtedness on any promissory note. The Company expects that, if its plan of operation progresses in accordance with its terms, the Company will in the future seek third party debt financing to further such plan. Management believes that the funds generated from the $18.5 million private placement will be sufficient to cover the cash needs of the Company for the next 12 months, although there can be no assurance in this regard.

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

         There can be no assurance that the Company will be successful in its exploratory and production activities. The oil and gas business involves numerous risks. See "Risk Factors" immediately below.

                                  RISK FACTORS

          In addition to the other information in this Annual Report, the following risk factors, among others, should be considered carefully in evaluating the Company and its business.

                          Risks Related to our Company

         OUR EXTREMELY LIMITED HISTORY MAKES AN EVALUATION OF US AND OUR FUTURE EXTREMELY DIFFICULT, AND PROFITS ARE NOT ASSURED.


         The Company was incorporated on November 30, 1995 for the purpose of commercially exploiting a proprietary self-contained climate control system for vehicles (known as the Etemp system) that allowed the user to call his or her vehicle from any available telephone and pre-cool or pre-heat the interior of the vehicle within five minutes before arriving with the engine turned off. During February 2004, we decided to focus our business on the acquisition of attractive crude oil and natural gas prospects, and the exploration, development and production of oil and gas on these prospects. Since that time, we have acquired rights in oil and gas properties that we believe represent attractive opportunities for exploration. During November 2004, we completed our first well, the Lucille Pruitt #1. As of the date of this Annual Report, we are in the process of drilling our second well and are evaluating future drilling prospects. Nearly all of the oil and gas properties that we have leased to date are considered "undeveloped acreage," which the U.S. Securities and Exchange Commission (the "Commission") defines as "lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves." We have established only a very limited volume of proved reserves with regard to our properties. In view of our extremely limited history in the oil and gas exploration business, you may have difficulty in evaluating us and our business and prospects. You must consider our business and prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. For our business plan to succeed, we must successfully undertake most of the following activities:


         *        Find and acquire rights in attractive oil and gas properties;
         * Drill successfully exploratory test wells on our oil and gas properties to determine the presence of oil and gas in commercially viable quantities;
         * Develop our oil and gas properties to a stage at which oil and gas are being produced in commercially viable quantities;
         * Procure purchasers of our commercial production of oil and gas upon such commencement;
         *        Comply with applicable laws and regulations;
         * Identify and enter into binding agreements with suitable joint venture partners for our future projects;
         *        Implement and successfully execute our business strategy;
         *        Respond to competitive developments and market changes; and
         *        Attract, retain and motivate qualified personnel.

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

         WE DEPEND ON CERTAIN KEY PERSONNEL.

         We substantially depend upon the efforts and skills of Jimmy D. Wright, a director and the President of the Company. The loss of Mr. Wright's services, or his inability to devote sufficient attention to our operations, could materially and adversely affect our operations. Mr. Wright has not entered into a written employment agreement or any covenant not to compete agreement with us. As a result, Mr. Wright may discontinue providing his services to us at any time and for any reason, and even thereafter commence competition with us. Moreover, we do not maintain key man life insurance on Mr. Wright.

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

         LIMITATIONS ON CLAIMS AGAINST OUR OFFICERS AND DIRECTORS, AND OUR OBLIGATION TO INDEMNIFY THEM, COULD PREVENT OUR RECOVERY FOR LOSSES CAUSED BY THEM.

         The corporation law of Nevada allows a Nevada corporation to limit the liability of its directors to the corporation and its stockholders to a certain extent, and our Restated Articles of Incorporation have eliminated our directors' liability to the maximum extent permitted by the corporation law of Nevada. Moreover, our Bylaws provide that we must indemnify each director, officer, agent and/or employee to the maximum extent provided for by the corporation law of Nevada. Further, we may purchase and maintain insurance on behalf of any such persons whether or not we have the power to indemnify such person against the liability insured against. Consequently, because of the actions or omissions of officers, directors, agents and employees, we could incur substantial losses and be prevented from recovering such losses from such persons. Further, the Commission maintains that indemnification for liabilities arising under the Securities Act is against the public policy expressed in the Securities Act, and is therefore unenforceable.

         INCUMBENT MANAGEMENT OWNS A LARGE PERCENTAGE OF OUR OUTSTANDING STOCK, AND CUMULATIVE VOTING IS NOT AVAILABLE TO STOCKHOLDERS.

         Our current management, Jimmy D. Wright and Keith D. Spickelmier, currently owns (directly or indirectly) approximately 32.1% of our outstanding common stock (considered on an undiluted basis). Messrs. Wright's and Spickelmier's stock ownership would increase if they were to exercise certain outstanding warrants issued to them directly or indirectly. Cumulative voting in the election of directors is expressly denied in our Restated Articles of Incorporation. Accordingly, the holder or holders of a majority of our outstanding shares of common stock may elect all of our directors. Management's large percentage ownership of our outstanding common stock helps enable them to maintain their positions as such and thus control of our business and affairs. Moreover, Messrs. Wright and Spickelmier have entered into a Voting Agreement, pursuant to which they agreed until February 26, 2006 to vote all of their shares of common stock to elect themselves or their nominees to the Company's Board of Directors. This Voting Agreement could further entrench current management during the term of its existence.

         WE MAY EXPERIENCE RAPID GROWTH, AND IN SUCH CASE WE WILL NEED TO MANAGE THIS GROWTH EFFECTIVELY.

         We believe that, given the right business opportunities, we may expand our operations rapidly and significantly. If rapid growth were to occur, it could place a significant strain on our management, operational and financial resources. To manage any significant growth of our operations, we will be required to undertake the following successfully:

      * Manage relationships with various strategic partners and other third parties;
      * Hire and retain skilled personnel necessary to support our business;
      *  Train and manage a growing employee base; and
      *  Continually develop our financial and information management systems.

If we fail to make adequate allowances for the costs and risks associated with this expansion or if our systems, procedures or controls are not adequate to support our operations, our business could be harmed. Our inability to manage growth effectively could materially adversely affect our business, results of operations and financial condition.

         WE HAVE ENTERED INTO CERTAIN TRANSACTIONS WITH PERSONS WHO ARE OUR OFFICERS AND DIRECTORS.

         We have entered into certain transactions (the "Related Party Transactions") either directly with, or with entities controlled by one or both of, Jimmy D. Wright, one of our directors and our President and Chief Financial Officer, and Keith D. Spickelmier, one of our directors and our Chairman of the Board. The Related Party Transactions are described in ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. Some of the Related Party Transactions were not the result of arms-length negotiations. Accordingly, there can be no assurance that the terms and conditions of the Related Party Transactions are as favorable to us as those that could have been obtained in true arms-length negotiations. However, we believe that all Related Party Transactions were fair as to the Company at the time they were authorized or approved and therefore are valid under applicable Nevada law. Moreover, because of Messrs. Wright's and Spickelmier's position with us, there can be no assurance that we would enforce a claim against either of them arising out of any of the Related Party Transactions.

                          Risks Related to our Business

         OIL AND GAS PRICES ARE VOLATILE, HAVE BEEN LOW IN RECENT YEARS, AND COULD BE LOW AGAIN IN THE FUTURE.

         Our revenues, profitability and future growth and the carrying value of our properties will depend substantially on the prices we realize for our oil and gas production. Our realized prices will also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. Oil and gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile in the future. For example, natural gas prices increased significantly in late 2000 and steadily declined in 2001. In 2002, natural gas and oil prices started a steady climb, which continued until almost the end of May 2004, at which time prices began to fall. Oil prices started to recover again in July 2004 (although they suffered an interim decline from which they have largely recovered), while natural gas prices started to recover again in early September 2004. Despite the fairly high current prices for natural gas and oil, there can be no assurance that low prices will not be experienced again in the future. Among the factors that can cause price volatility are:

       * worldwide or regional demand for energy, which is affected by economic conditions;
       * the domestic and foreign supply of oil and gas;
       * weather conditions;
       * domestic and foreign governmental regulations;
       * political conditions in gas or oil producing regions;
       * the ability of members of the Organization of Petroleum Exporting Countries to agree upon and maintain oil prices and production levels; and
       * the price and availability of alternative fuels.

Oil and gas price movements cannot be predicted with certainty. Lower oil and gas prices may not only decrease our revenues on a per unit basis but also may reduce the amount of oil and gas that we can produce economically. A substantial or extended decline in oil and gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity and ability to finance capital expenditures.

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

         THE SELECTION OF OIL AND GAS PROJECTS INVOLVES NUMEROUS RISKS UNRELATED TO THE PRESENCE OR ABSENCE OF RECOVERABLE RESERVES RELATING TO THE PROJECT.

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

         WE ARE CURRENTLY FOCUSING OUR EXPLORATION EFFORTS IN ONLY ONE GEOGRAPHICAL AREA, AND OUR CURRENT LACK OF GREATER DIVERSIFICATION ENTAILS CONSIDERABLE RISKS.

         Currently, all of our oil and gas interests lie in the Barnett Shale located in the State of Texas, although we may in the future explore areas other than the Barnett Shale. At the present, our success depends entirely upon our ability to locate and produce oil and gas on a profitable basis on and from our interests in the Barnett Shale. There can be no assurance that we will be able to do this, and that we will not encounter one or more problems arising from the particular geological characteristics of the Barnett Shale. Our current lack of diversification beyond the Barnett Shale may make our results of operations more volatile than they would be if we were seeking to develop interests in more than one area. For more information about the Barnett Shale, see "ITEMS 1 and 2. BUSINESS AND PROPERTIES - Plan of Operation - Proposed Initial Activities" herein

         OUR APPROACH TO TITLE ASSURANCE COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS AND OPERATIONS.

         We intend to purchase working and revenue interests in oil and gas leasehold interests. The existence of a material title deficiency can render a lease worthless and can result in a large expense to our business. In some instances, we may forego the expense of retaining lawyers to examine the title to the mineral interest to be placed under lease or already placed under lease. Rather, we will rely upon the judgment of oil and gas lease brokers or landmen who perform the field work in examining records in the appropriate governmental office before attempting to place under lease a specific mineral interest. This is customary practice in the oil and gas industry. Prior to the drilling of an oil and gas well, however, it is the normal practice in the oil and gas industry for the person or company acting as the operator of the well to obtain a preliminary title review of the spacing unit within which the proposed oil and gas well is to be drilled to ensure there are no obvious deficiencies in title to the well. In some instances, we, or the person or company acting as operator of the wells located on the properties that we intend to lease, may not obtain counsel to examine title to such spacing unit until the well is about to be drilled. As a result of such examinations, certain curative work may have to be performed to correct deficiencies in the marketability of the title, and such curative work entails expense. The work might include obtaining affidavits of heirship or causing an estate to be administered. Occasionally, the examination made by the title lawyers reveals that the oil and gas lease or leases are worthless, having been purchased in error from a person who is not the owner of the mineral interest desired. In such instances, the amount paid for such oil and gas lease or leases is generally lost. If we were to lose the amount paid for any such oil and gas lease, such loss could materially adversely affect our business. Since we do not intend to retain title lawyers in connection with our acquisitions, the risk of such losses in our operations is increased. We note, however, that we did obtain a drill site title opinion for the tract of land on which our initial wells are being drilled.

         DEVELOPMENT ACTIVITIES ON EVEN WELL-SELECTED PROJECTS MAY BE UNSUCCESSFUL FOR MANY REASONS, INCLUDING WEATHER, COST OVERRUNS, EQUIPMENT SHORTAGES AND MECHANICAL DIFFICULTIES.

         The selection of attractive oil and gas projects does not ensure success. The development of oil and gas projects involves a variety of operating risks, including:

         *        fires;
         *        explosions;
         *        blow-outs and surface cratering;
         *        uncontrollable flows of natural gas, oil and formation water;
         * natural disasters, such as hurricanes and other adverse weather conditions;
         *        pipe, cement, subsea well or pipeline failures;
         *        casing collapses;
         *        ineffective hydraulic fracs;
         *        embedded oil field drilling and service tools;
         *        abnormally pressured formations; and
         * environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases.

If we experience any of these problems, it could affect well bores, platforms, gathering systems and processing facilities, which could adversely affect our ability to conduct operations.

         We could also incur substantial losses as a result of:

         *        injury or loss of life;
         * severe damage to and destruction of property, natural resources and equipment;
         *        pollution and other environmental damage;
         *        clean-up responsibilities;
         *        regulatory investigation and penalties;
         *        suspension of our operations; and
         *        repairs to resume operations.

These conditions can cause substantial damage to facilities and interrupt production. As a result, we could incur substantial liabilities that could reduce or eliminate the funds available for development or property acquisitions, or result in loss of equipment and properties.

         Presently, because of budget constraints, we do not maintain insurance in accordance with prevailing industry practices, but instead we rely upon the insurance coverage of our operators to protect us against the types of risks, losses and liabilities that customarily arise out of oil and gas exploration and production activities. Our operators' insurance may prove inadequate. Our lack of customary insurance coverage may expose us to certain risks, losses and liabilities for the indefinite future. If we ever decide to operate our own wells, we intend to broaden our insurance coverage. However, we may never obtain insurance for some risks if we believe the cost of available insurance is excessive relative to the risks presented. In addition, some risks may not be fully insurable if insurable at all. Even if we broaden our insurance coverage, our insurance would probably not cover all potential claims or may not adequately indemnify us for all liability to which we will be exposed. Any liability or legal defense expenses not covered by insurance or exceeding our insurance coverage could materially and adversely affect our business, operating results and financial condition. Moreover, we do not currently carry business interruption insurance.

         Finally, the successful drilling of an oil and gas well does not ensure a profit on investment. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economic.

         WE WILL RELY ON A NUMBER OF THIRD PARTIES, AND SUCH RELIANCE EXPOSES US TO A NUMBER OF RISKS.

         Our operations will depend on a number of third parties. We will have limited control over these third parties. We will probably not have many long-term agreements with many of them. We may rely upon various companies to assist us in identifying desirable gas and oil prospects to acquire and provide us with technical assistance and services. We also may rely upon the services of geologists, geophysicists, chemists, engineers and other scientists to explore and analyze our prospects to determine a method in which the prospects may be developed in a cost-effective manner. In addition, we intend to rely upon the owners and operators of oil rigs and drilling equipment, and upon providers of oilfield services, to drill and develop our prospects to production. Moreover, if any of our wells proves to hold commercially producible gas, we will have to rely on third party gathering or pipeline facilities to transport and purchase our production. Overall, our inability to maintain satisfactory relationships with the requisite third parties on acceptable commercial terms, or the failure of such third parties to maintain the quality of services they provide at a satisfactory standard, could materially adversely affect our business, results of operations and financial condition.

         THE UNAVAILABILITY OR HIGH COST OF DRILLING RIGS, EQUIPMENT, SUPPLIES, PERSONNEL AND OILFIELD SERVICES COULD MATERIALLY ADVERSELY AFFECT US.

         Either shortages or increases in the cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect our operations, which could materially adversely affect our business, financial condition and results of operations. Drilling activity in the area of our proposed initial activities is extremely high. Increased drilling activity could decrease the availability of rigs and oilfield services. As a further result of the increased drilling activity, associated costs (including those related to drilling rigs, equipment, supplies and personnel and the services and products of other vendors to the industry) could increase as well. These costs may increase further, and necessary equipment and services may not be available to us at economical prices.

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

         OUR HEDGING DECISIONS MAY IMPACT OUR POTENTIAL GAINS FROM CHANGES IN COMMODITY PRICES AND MAY RESULT IN LOSSES.

         To reduce our exposure to fluctuations in the prices of oil and gas, we may in the future enter into hedging arrangements with respect to a portion of our expected production. Hedging arrangements expose us to risk of financial loss in some circumstances, including the following:

         *        production is less than expected;
         * the other party to the hedging contract defaults on its contract obligations;
         * we could be required to post additional cash to cover margin requirements, which could materially adversely affect our liquidity;
         * we could be unable to meet additional margin requirements, which could result in the closing of our positions thereby leading to a financial loss as well as the possible loss of the anticipated benefits of the related hedging transactions; and
         * there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received.

         These hedging arrangements may limit the benefit we would receive from increases in the prices for oil and gas. Furthermore, if we choose not to engage in hedging arrangements in the future, we may be more adversely affected by changes in oil and gas prices than had we engaged in hedging arrangements.

         WE ARE SUBJECT TO COMPLEX LAWS AND REGULATIONS, INCLUDING ENVIRONMENTAL REGULATIONS, WHICH CAN ADVERSELY AFFECT THE COST, MANNER OR FEASIBILITY OF DOING BUSINESS.

         Development, production and sale of oil and gas are subject to extensive laws and regulations, including environmental laws and regulations. We may be required to make large expenditures to comply with environmental and other governmental regulations. Matters subject to regulation include:

         *        discharge permits for drilling operations;
         * bonds for ownership, development and production of oil and gas properties;
         *        reports concerning operations; and
         *        taxation.

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

         OUR COMPETITORS MAY HAVE GREATER RESOURCES, WHICH COULD ENABLE THEM TO PAY A HIGHER PRICE FOR PROPERTIES AND TO BETTER WITHSTAND PERIODS OF LOW MARKET PRICES FOR OIL AND NATURAL GAS.

         The petroleum and natural gas industry is intensely competitive, and we compete with other companies that have substantially larger financial resources, operations, staffs and facilities. Many of these companies not only explore for and produce crude oil and natural gas but also carry on refining operations and market oil and other products on a regional, national or worldwide basis. Such companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, such companies may have a greater ability to continue exploration activities during periods of low hydrocarbon market prices. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. For more information regarding the competition to which we will be exposed, see "ITEMS 1 and 2. BUSINESS AND PROPERTIES - Competition."

                        Risks Related to our Common Stock

         OUR AUTHORIZED PREFERRED STOCK EXPOSES HOLDERS OF OUR COMMON STOCK TO CERTAIN RISKS.

         Our Restated Articles of Incorporation, as amended, authorize the issuance of up to 10,000,000 shares of preferred stock, par value $.01 per share. The authorized but unissued preferred stock constitutes what is commonly referred to as "blank check" preferred stock. This type of preferred stock may be issued by the Board of Directors from time to time on any number of occasions, without stockholder approval, as one or more separate series of shares comprised of any number of the authorized but unissued shares of preferred stock, designated by resolution of the Board of Directors stating the name and number of shares of each series and setting forth separately for such series the relative rights, privileges and preferences thereof, including, if any, the: (i) rate of dividends payable thereon; (ii) price, terms and conditions of redemption; (iii) voluntary and involuntary liquidation preferences; (iv) provisions of a sinking fund for redemption or repurchase; (v) terms of conversion to common stock, including conversion price, and (vi) voting rights. Such preferred stock may provide our Board of Directors the ability to hinder or discourage any attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest or otherwise. Consequently, the preferred stock could entrench our management. The market price of our common stock could be depressed to some extent by the existence of the preferred stock. As of the date of this Annual Report, no shares of preferred stock had been issued.

         WE HAVE CERTAIN OBLIGATIONS AND THE GENERAL ABILITY TO ISSUE ADDITIONAL SHARES OF COMMON STOCK IN THE FUTURE, AND SUCH FUTURE ISSUANCES MAY DEPRESS THE PRICE OF OUR COMMON STOCK.

         We have various obligations and the ability to issue additional shares of common stock in the future. These obligations and abilities include the following:

         * Approximately 304,944 registered shares of our common stock are available as of March 14, 2005 for issuance to outside consultants to compensate them for services provided; and
         * Warrants to purchase approximately 1,477,500 registered shares of common stock are outstanding as of March 14, 2005.

         The warrants described above permit the holders to purchase shares of common stock at specified prices. These purchase prices may be less than the then current market price of our common stock. Any shares of common stock issued pursuant to these warrants would further dilute the percentage ownership of existing stockholders. The terms on which we could obtain additional capital during the life of these warrants may be adversely affected because of such potential dilution. Finally, we may issue additional shares in the future other than as listed above. There are no preemptive rights in connection with our common stock. Thus, the percentage ownership of existing stockholders may be diluted if we issue additional shares in the future. For issuances of shares and grants of options to consultants, our Board of Directors will determine the timing and size of the issuances and grants and the consideration or services required therefor. Our Board of Directors intends to use its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any such issuance or grant. Nonetheless, future issuances of additional shares could cause immediate and substantial dilution to the net tangible book value of shares of common stock issued and outstanding immediately before such transaction. Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of the shares.

         SALES OF LARGE QUANTITIES OF OUR COMMON STOCK COULD REDUCE THE PRICE OF OUR COMMON STOCK.

         Any sales of large quantities of shares of our common stock could reduce the price of our common stock. We recently registered the sale by stockholders of 17,772,077 shares of our common stock. The holders of these shares may offer to sell such shares at any price and at any time determined by them without limitation. If holders sell large quantities of shares of our common stock, our common stock price may decrease and the public market for our common stock may otherwise be adversely affected because of the additional shares available in the market.

          OUR COMMON STOCK HAS EXPERIENCED ONLY EXTREMELY LIMITED TRADING.

         Our common stock had been quoted and traded on the over-the-counter market in the United States under the symbol "EVTP." In connection with the change of our corporate name in 2004, the trading symbol of our common stock changed to "WEGC." Near the end of March 2004, our common stock began trading again (initially in very limited quantities) in the "Electronic Pink Sheets" of the National Quotation Bureau. Management believes that, prior to the sporadic sales beginning near the end of March 2004, no public sale of our common stock had occurred since June 2002. An application for our common stock to trade in the over-the-counter market on the OTC Electronic Bulletin Board was recently accepted. However, although the volume of trading in our common stock has recently increased, there can be no assurance as to the prices at which the shares of our common stock will trade. Until shares of our common stock become more broadly held and orderly markets develop and even thereafter, the prices of our common stock may fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the following:

         *        The depth and liquidity of the markets for our common stock;
         *        Investor perception of us and the industry in which we
                  participate;
         *        General economic and market conditions;
         *        Responses to quarter-to-quarter variations in operating
                  results;
         *        Failure to meet securities analysts' estimates;
         *        Changes in financial estimates by securities analysts;
         *        Conditions, trends or announcements in the oil and gas
                  industry;
         *        Announcements  of  significant  acquisitions,   strategic
                  alliances, joint ventures or capital commitments by us or our competitors;
         *        Additions or departures of key personnel;
         *        Sales of our common stock;
         * Accounting pronouncements or changes in accounting rules that affect our financial statements; and
         *        Other factors and events beyond our control.

          The market price of our common stock could experience significant fluctuations unrelated to our operating performance. As a result, a stockholder (due to personal circumstances) may be required to sell such stockholder's shares of our common stock at a time when our stock price is depressed due to random fluctuations, possibly based on factors beyond our control.

         THE MARKET PRICE OF OUR COMMON STOCK HAS RISEN SIGNIFICANTLY IN A VERY SHORT PERIOD OF TIME.

         The market price of our common stock increased from a last reported sale of approximately $.01 per share prior to near the end of March 2004 to up to an intra-day high of $5.75 per share March 11, 2005. There can be no assurance that the market price of our common stock will remain at or near its current level, which is high from the standpoint of recent trading in our common stock.

         THE TRADING PRICE OF OUR COMMON STOCK MAY ENTAIL ADDITIONAL REGULATORY REQUIREMENTS, WHICH MAY NEGATIVELY AFFECT SUCH TRADING PRICE.

         The trading price of our common stock historically has been below $5.00 per share. As a result of this price level, trading in our common stock is subject to the requirements of certain rules promulgated under the Exchange Act. These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock. As a consequence, the market liquidity of our common stock could be severely affected or limited by these regulatory requirements.

          BECAUSE OUR BOARD OF DIRECTORS DOES NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK IN THE FORESEEABLE FUTURE, STOCKHOLDERS MAY HAVE TO SELL THEIR SHARES OF OUR COMMON STOCK TO REALIZE A RETURN ON THEIR INVESTMENT IN THE COMPANY.

         The holders of our common stock are entitled to receive dividends when, as and if declared by our Board of Directors out of funds legally available therefor. To date, we have paid no dividends. Our Board of Directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations. Accordingly, a return on an investment in shares of our common stock may be realized only through a sale of such shares, if at all.

                                PLAN OF OPERATION

Proposed Initial Activities

         Currently, the Company's primary area of interest is in the Barnett Shale located in the state of Texas. The Company has acquired as of March 23, 2005 total leased acreage of 40,666 gross acres and 38,976 net acres in Jack, Wise, Denton, Hill, Ellis, Hamilton Comanche and Mills Counties in Texas in the Barnett Shale. All of this acreage (other than 40 gross acres and 30 net acres) is "undeveloped acreage," which the U.S. Securities and Exchange Commission (the "Commission") defines as "lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves." Of the Company's acreage, 40 gross acres and 30 net acres would be regarded as "developed" acreage. The Company completed its first well, the Lucille Pruitt #1, during November 2004. This was completed in two stages and produced at an average flow rate of 685 MMBtu per day of natural gas equivalent during the first 30 days of production. The Company is the operator of this well, and the Company owns a 75% working interest in this well, which is located approximately 25 miles northwest of Denton, Texas. A report prepared by Netherland, Sewell & Associates, Inc. ("NSA") indicated that the Lucille Pruitt #1 had as of December 31, 2004 net reserves of 1,679 barrels of oil and 90,789 MCF of natural gas, and total future net revenue of $356,400, which had a then present worth at 10% of $293,500. The oil price used in computing the preceding revenue figures was based on a December 31, 2004, West Texas Intermediate posted price of $40.25 per barrel, adjusted for quality, transportation fees, and a regional price differential. The gas price used in computing the preceding revenue figures was based on a December 31, 2004, Henry Hub spot market price of $6.18 per MMBTU, adjusted for energy content, transportation fees, and a regional price differential. Oil and gas prices were held constant in accordance with Commission guidelines. As of the date of this Annual Report, the Company has completed the drilling of its second well through the Build Section. The well successfully deviated from vertical to 90+ degrees and intermediate casing has been set and cemented to a measured depth of 8,937 ft. The Company is currently proceeding with drilling of the horizontal section. Upon completion of drilling, the Company expects to frac the well, set production facilities and complete all required components of completion in due course. Moreover, as of the date of this Annual Report, the Company has completed the data acquisition and preliminary processing of a three-dimensional seismic survey in northern Hill County, Texas. Additional processing is underway, and upon completion of processing the Company will evaluate the results for drilling prospects. The Company cannot assure anyone that it will find any additional commercially producible amounts of oil and gas.

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

         Based on recent price increases, the Company anticipates that each vertical well in its targeted area will cost approximately $1.0 million to complete and that each horizontal well in its targeted area will cost approximately $2.0 million to complete, but such costs will depend on the drilling depth of a particular well. The Company's anticipated costs of drilling operations are based on estimates obtained from third-party service providers whom the Company believes will be available to it to provide the services that the Company will need. However, the actual costs of such operations may be more or less than the estimates contained herein. If actual costs of operations exceed the Company's estimates to any significant degree, the Company may require additional funding to achieve its initial objectives.

         Before committing substantial resources, including obtaining necessary permits and preparing for drilling on any particular leased property, the Company plans to complete its due diligence on its leased property. However, the Company may not in some instances incur the expense of retaining lawyers to examine the title to the Company's mineral interests. This practice could expose the Company to certain risks, which are described in the "RISK FACTORS - OUR APPROACH TO TITLE ASSURANCE COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS AND OPERATIONS." The Company did obtain a drill site title opinion for the tract of land on which the Company's initial wells are being drilled.

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

          Once the Company has identified a proposed drilling site, it will engage the services of a third party operator licensed to operate oil and gas wells in the State of Texas. The operator will be responsible for permitting the well, which will include obtaining permission from state authorities relative to spacing requirements and any other state and federal environmental clearances required at the commencement of the permitting process. Additionally, the operator will formulate and deliver to all interest owners an operating agreement establishing each participant's rights and obligations in that particular well based on the location of the well and the ownership. In addition to the permitting process, the operator will be responsible for hiring the driller, frac company, construction contractor and other third parties to provide services for all aspects of the drilling operation except for geological services, and supervising their efforts, and actually drilling the well to the target zone. Should the well be successful, the operator would thereafter be responsible for completing the well and connecting it to the most appropriate transmission facility for the hydrocarbons produced. The Company expects to pay the operator commercially prevailing rates. The Company intends to make sure that the operator selected has insurance believed to be adequate.

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

         The Company has entered into an agreement with Brammer Engineering, Inc., engaging this company to act as the operator of the Company's first two wells. Brammer has represented that it was founded in 1968 and has a staff of over 100 oil and gas professionals. Management believes that Brammer is amply qualified to act as the operator of the Company's first well. For future wells, the Company may use the services of Brammer or other qualified operators. Management foresees no problem in procuring the services of qualified operators and drillers in connection with the initial phase of the Company's plan of operation, although a considerable increase in drilling activities in the area of the Company's properties could make difficult (and perhaps expensive) the procurement of operating and drilling services.

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

         The Company recently entered into a standard gas sales agreement with Dynegy, Inc. pursuant to which Dynegy has agreed to purchase from the Company all production that is realized from the approximately 352-acre tract upon which the Company's first well was drilled and future Company wells are expected to be drilled.

Capital Requirements

         From the time that the Company changed its business to oil and gas exploration and development in February 2004 through the beginning of November 2004, the Company financed its business through a series of financings that could be regarded as involving "seed" capital or bridge financing. These financings were undertaken to sustain the Company until it could raise more long-term capital. Many of these financings were funded in whole or in part by members of the Company's management, either directly or through entities controlled by them. (For more information regarding management's participation in these financings, see "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." A total of $1.11 million in debt financing was obtained. As discussed herein, all of this indebtedness has either been repaid or converted into equity. In connection with these borrowings, the Company granted warrants to purchase up to an aggregate of 820,000 shares of the Company's common stock for a per-share exercise price of $.50. These warrants have a term of and are exercisable for five years. With regard to equity financings, in February 2004 the Company raised some "seed" capital from management by selling to them, directly or through entities controlled by them, a total or 4,080,000 shares of the Company's common stock for a per-share purchase price of $.01. During the quarter ended June 30, 2004, the Company completed a second round of equity financing by selling 385,500 units of the Company's securities to a total of 17 accredited investors. Each unit was comprised of two shares of the Company's common stock and a warrant to purchase one share of the Company's common stock at a per share price of $2.50. The warrants have a term of and are exercisable for two years. The purchase price for a unit was $2.00, with the Company receiving aggregate offering proceeds of $771,000 from the offering.

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

         During November 2004, the Company completed its first well, the Lucille Pruitt #1. This well is located on the Company's approximately 352-acre tract of leased land approximately 25 miles northwest of Denton, Texas. This well established only a very limited volume of proved reserves. As of the date of this Annual Report, the Company has completed the drilling of its second well through the Build Section. The well successfully deviated from vertical to 90+ degrees and intermediate casing has been set and cemented to a measured depth of 8,937 ft. The Company is currently proceeding with drilling of the horizontal section. Upon completion of drilling, the Company expects to frac the well, set production facilities and complete all required components of completion in due course. Moreover, as of the date of this Annual Report, the Company has completed the data acquisition and preliminary processing of a three-dimensional seismic survey in northern Hill County, Texas. Additional processing is underway, and upon completion of processing the Company will evaluate the results for drilling prospects.

         Production from any successful efforts in the Company's exploration and drilling efforts would provide the Company with cash flow, and proven reserves would increase the value of the Company's leased rights and should enable the Company to obtain bank financing (after the wells have produced for a period of time to satisfy the related lender). Cash flow and conventional bank financing are as critical to the Company's plan of operation as the equity infusion from the Company's recent private placement that resulted in approximately $18.5 million in net proceeds. Management believes that, if the Company's plan of operation progresses (and production is realized) as planned, sufficient cash flow and conventional bank financing will be available for purposes of properly pursuing the Company's plan of operation, although the Company can make no assurances in this regard.

         To conserve on the Company's capital requirements, during fiscal 2004 the Company issued 149,500 shares of its common stock in lieu of cash for services provided by outside consultants valued at $234,275. The Company also issued 30,000 shares of its common stock valued at $43,500 to outside consultants in connection with the acquisition of certain oil and gas properties. The Company may in the future continue this approach of issuing shares from time to time in lieu of cash payments to outside consultants.

         Moreover, to conserve on the Company's capital requirements, the Company intends occasionally to seek other industry investors who are willing to participate in the Company's exploration and production activities. The Company expects to retain a promotional interest in these prospects, but generally the Company will have to finance a portion (and sometimes a significant portion) of the acquisition and drilling costs. Also, the Company may acquire interests in properties by issuing shares of its common stock.

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

                              MARKETS AND MARKETING

         The petroleum industry has been characterized by fluctuating crude oil and natural gas commodity prices and relatively stable supplier costs during the past five years. However, during and just prior to 2000, the Organization of Petroleum Exporting Countries ("OPEC") and certain other oil exporting nations reduced their oil export volumes. Those reductions in oil export volumes had a positive impact on world oil prices, as did overall gas supply and demand fundamentals on North American gas prices. During 2001, world oil and North American gas supply and demand fundamentals shifted, primarily as a result of an economic recession curtailing demand, causing reductions in world oil and North American gas prices. During 2002, world oil prices increased in response to political unrest and supply disruptions in the Middle East and Venezuela. During the third and fourth quarters of 2002, North American gas prices improved as market fundamentals strengthened. This improvement continued until almost the end of May 2004, at which time prices began to fall. Oil prices started to recover again in July 2004 (although they suffered an interim decline from which they have largely recovered), while natural gas prices started to recover again in early September 2004. Worldwide oil and North American gas prices currently remain favorable. However, the outlook for future commodity prices is uncertain. Significant factors that will impact future commodity prices include the final resolution of issues currently impacting the Middle East and Venezuela; the extent to which members of OPEC and other oil exporting nations are able to manage oil supply through export quotas; and overall North American gas supply and demand fundamentals.

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

                                    EMPLOYEES

         As of the date of this Annual Report, the Company had only two employees, its Chief Executive Officer and his assistant. The Company expects that it will employ some combination of between four to six employees or outside consultants over the next year. The Company does not now foresee problems in hiring additional qualified employees to meet its labor needs.

                                   FACILITIES

         The Company's principal executive offices are fairly small and are located 4400 Post Oak Parkway, Suite 2530, Houston, TX 77027. They are rented on for a three-year term, which commenced in March 2005. Management believes that additional space may be needed if the Company's plan of operation progresses in accordance with its terms. Management further believes that such additional space and any required alternative office space can be readily obtained if needed.

ITEM 3.  LEGAL PROCEEDINGS

          The Company is not currently involved in any pending legal proceeding. In the future, the Company may become involved in various legal proceedings from time to time, either as a plaintiff or as a defendant, and either in or outside the normal course of business. The Company is not now in a position to determine when (if ever) such a legal proceeding may arise. If the Company ever becomes involved in a legal proceeding, the Company's financial condition, operations, or cash flows could be materially adversely affected, depending on the facts and circumstances relating to such proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

         The Company's common stock had been quoted and traded on the over-the-counter market in the United States under the symbol "EVTP." In connection with the change of the Company's corporate name in 2004, the trading symbol of the Company's Common Stock changed to "WEGC." Near the end of March 2004, the Company's common stock began trading again (initially in very limited quantities) in the "Electronic Pink Sheets" of the National Quotation Bureau. Management believes that, prior to the sporadic sales beginning near the end of March 2004, no public sale of the Company's common stock had occurred since June 2002. In any event, after a reasonable effort, management was unable to find any data regarding the bid, ask and sales prices of the Company's common stock since January 1, 2000 (if any such data exists) up until April 6, 2004. The following table sets forth the high and low closing reported sales prices for the Company's Common Stock for completed quarters since April 6, 2004. Such quotations represent interdealer prices, without retail markup, markdown or commission, and do not necessarily represent the price of actual transactions for the fiscal quarters indicated.

                                         HIGH                       LOW

                  2004

                  Fourth Quarter         $4.75                      $2.74
                  Third Quarter           3.20                       2.70
                  Second Quarter          3.40                       1.25

         An application for the Company's Common Stock to trade in the over-the-counter market on the OTC Electronic Bulletin Board was recently accepted. However, although the volume of trading in the Company's Common Stock has recently increased, there can be no assurance as to the prices at which the Common Stock will trade.

         As of March 14, 2005, the Company had 195 holders of record. Management believes that the Company has between 400 and 500 beneficial holders of its stock, although the exact number of these holders cannot be determined.

         The Company has never paid cash dividends, and has no intentions of paying cash dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION.

         See ""ITEMS 1 and 2. BUSINESS AND PROPERTIES - Plan of Operation."

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The report of Company's Independent Auditors appear at Page F-1 hereof, and the Financial Statements of the Company appear at Page F-2 through F-11 hereof.

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

         Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level.

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


                                                      PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


                             DIRECTORS AND OFFICERS

         The directors and executive officers of the Company are as follows:

         Name                       Age              Positions

         Keith D. Spickelmier       43               Chairman of the Board

         Jimmy D. Wright            45               Chief Executive Officer and
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

         Jimmy D. Wright has served as a Director and the Chief Executive Officer and Chief Financial Officer of the Company since February 2004. He continues to serve as the chief executive officer of several entities wholly-owned by him (including Westside Resources, LP) holding investments in oil, gas and related businesses, some of these entities being started as early as August 2002. Mr. Wright has indicated that he does not intend to make any further oil and gas investments through these or any other entities that would be competitive with the Company's business pursuits. From June 2001 to July 2002, Mr. Wright served in several capacities with the EnergyClear organization, first as Senior Vice President of EnergyClear Operating Corp., then the operator of EnergyClear Corporation. He later was also elected as the President of EnergyClear Corporation itself, then an over-the-counter energy clearinghouse approved by the Commodity Futures Trading Commission. From February 1997 to June 2001, Mr. Wright held various senior management positions with Midcoast Energy Resources Inc., which merged into Enbridge, Inc., a publicly traded company. When he left this organization, Mr. Wright held the position of Chief Executive Officer of an International subsidiary of Enbridge Energy Partners, LP., also a publicly traded company. Mr. Wright holds a Bachelor of Science degree in Mechanical Engineering from the University of Memphis.

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

                                 CODE OF ETHICS

         On March 31, 2004, the Company adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer and principal accounting officer. Anyone can obtain a copy of the Code of Ethics by contacting the Company at the following address: 4400 Post Oak Parkway Suite 2530, Houston, TX 77027, attention: President and Chief Executive Officer, telephone: (713) 979-2660. The first such copy will be provided without charge. The Company will post any amendments to the Code of Ethics, as well as any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or the National Association of Dealers.

                        SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's officers and directors, and person who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish the Company with copies of all such Section 16(a) forms. Each of Keith D. Spickelmier and Jimmy D. Wright failed to file timely one Form 4 regarding the acquisitions by them of additional shares in the Company. The required Form 4's were subsequently filed within one month after they were otherwise due. Based solely on its review of written representations from certain reporting person, the Company believes that, during fiscal 2004, each of its officers, directors and greater than ten percent stockholders otherwise complied with all applicable filing requirements of Section 16(a).

ITEM 10.  EXECUTIVE COMPENSATION.

         The Company paid no compensation to any member of management during fiscal 2003 and 2002. Commencing November 1, 2004, as described herein, the Company began paying a salary to Jimmy D. Wright, the Company's Chief Executive Officer and Chief Financial Officer, and consulting fees to Keith D. Spickelmier, the Company's Chairman of the Board. During fiscal 2004, a total of $25,000 was paid to Mr. Wright and of $12,000 was paid to Mr. Spickelmier, pursuant to these arrangements. No other form of compensation was paid to or granted in favor of either of Messrs. Wright or Spickelmier during fiscal 2004. In addition, the Company has not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of its management or employees.

         Commencing November 1, 2004, the Company began paying an annual salary in the amount of $150,000 to Jimmy D. Wright for serving as the Company's Chief Executive Officer and Chief Financial Officer. This salary is subject to increase, decrease or elimination at any time for any reason at the discretion of the Company's Board of Directors. In addition, commencing November 1, 2004, the Company engaged Keith D. Spickelmier, the Company's Chairman of the Board, as a consultant and began paying to him a monthly consulting fee in the amount of $6,000. This consulting engagement is terminable at the will of either the Company or Mr. Spickelmier, and the consulting fee is subject to increase, decrease or elimination at any time for any reason at the discretion of the Company's Board of Directors. Neither of Messrs. Wright or Spickelmier has entered into a written employment or consulting agreement or a covenant not to compete agreement with the Company. As a result, each of Messrs. Wright and Spickelmier may discontinue providing services to the Company at any time and for any reason, and even thereafter commence competition with the Company. Conversely, the Company may discontinue employing or engaging either of Messrs. Wright or Spickelmier at any time and for any reason at the discretion of the Company's Board of Directors. However, in view of the current composition of the Company's Board of Directors (which includes each of Messrs. Wright and Spickelmier), the Company's discontinuation of either of Mr. Wright's employment or Mr. Spickelmier's consulting engagement is not likely in the foreseeable future.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                           BENEFICIAL OWNERSHIP TABLE

         The following table sets forth as of March 14, 2005, the number of shares of the Company's Common Stock beneficially owned by (i) each director of the Company; (ii) each of the Company's executive officers; (iii) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; and (iv) all executive officers and directors as a group. Unless otherwise indicated, each person has sole voting and dispositive power over such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such group or person.

         Name and Address of                         Beneficial Ownership (1)
         Beneficial Owner                             Number            Percent

         Westside Resources, L.P.                       3,435,693(2)      19.8%
          4400 Post Oak Parkway Suite 2530
         Houston, TX 77027

         Jimmy D.  Wright                               3,435,693(3)      19.8%
         4400 Post Oak Parkway Suite 2530
         Houston, TX 77027

         Keith D.  Spickelmier                          2,650,760 (4)     15.3%
         4400 Post Oak Parkway Suite 2530
         Houston, TX 77027

         All directors and officers                     6,086,453 (5)     34.5%
         as a group (two persons)

         Wellington Management Company, LLP             2,300,000(6)      13.6%
         75 State St
         Boston, MA 02109

         BBT Fund, L.P., and                            1,685,000(7)       9.9%
         Concentrated Alpha Partners, L.P.
         Corporate Centre
         West Bay Road
         Grand Cayman, Cayman Islands

         SDS Capital Group SPC, Ltd.                    1,002,000(8)       5.9%
         Ogier & Boxalls
         Queensgate House
         113 South Church Street
         P.O.  Box 1234GT
         Grand Cayman, Cayman Islands

         North Sound Capital LLC                        1,000,000(9)       5.9%
         53 Forest Avenue, Suite 202
         Old Greenwich, CT 06870

         Spindrift Investors (Bermuda) L.P.               892,300(10)       5.3%
         Clarendon House,
         2 Church Street
         Hamilton, Bermuda

-------------------------------------

(1) Includes shares beneficially owned pursuant to options and warrants exercisable within 60 days.
(2) Includes 3,144,585 shares held directly and 291,108 shares that may be purchased pursuant to warrants that are currently exercisable. Jimmy D. Wright has sole voting power and sole investment power over these shares. These shares are also included in the table in the figure of shares beneficially owned by Mr. Wright.
(3) All of these shares are held by Westside Resources, L.P., an entity over which Mr. Wright has complete control. Accordingly, Mr. Wright has sole voting power and sole investment power over these shares. These shares are also included in the table in the figure of shares beneficially owned by Westside Resources, L.P.
(4) Includes 2,346,868 shares held directly and 303,892 shares that may be purchased pursuant to warrants that are currently exercisable.
(5) Includes 2,346,868 shares held directly, 3,144,585 shares held by a related entity, and 595,000 shares that may be purchased pursuant to warrants that are currently exercisable.
(6) Wellington Management Company, LLP ("WMC") has filed with the Commission a Schedule 13G on November 10, 2004 indicating that it is a registered investment advisor, and clients of WMC are the record holders of all of the 2,300,000 shares reflected in the table. However, in its capacity as investment advisor, WMC may be deemed to own beneficially all of the 2,300,000 shares reflected in the table. Of these shares, 892,300 shares are also included in the table in the figure of shares beneficially owned by Spindrift Investors (Bermuda) L.P.
(7) BBT Fund, L.P. and Concentrated Alpha Partners, L.P. have filed with the Commission a joint Schedule 13G on November 10, 2004 indicating that they respectively own 1,348,000 and 337,000 of the shares reflected in the table. They indicated that they made the joint filing because they might be deemed to constitute a "group" for purposes of applicable law, although neither of them admitted to their status as such. Sid R. Bass is the sole shareholder of, and Clive D. Bode is the sole director of, the entities that have sole voting power and sole investment power over the shares respectively owned by BBT Fund, L.P. and Concentrated Alpha Partners, L.P. Solely in the preceding capacities, Messrs. Bass and Bode may also be deemed a beneficial owner of all of the shares reflected in the table.
(8) SDS Capital Group SPC, Ltd. ("SDS") has filed with the Commission on February 14, 2005 Amendment No. 1 to its Schedule 13G indicating that SDS Management, LLC and Steven Derby have shared voting power and shared dispositive power with respect to all of the shares reported by SDS Capital Group SPC, Ltd. Accordingly, each of SDS Management, LLC and Mr. Derby may be deemed to own beneficially all of the 1,002,000 shares reflected in the table.
(9) Includes 700,000 shares held by North Sound Legacy International Ltd., 280,000 shares held by North Sound Legacy Institutional Fund LLC, and 20,000 shares held by North Sound Legacy Fund, LLC. North Sound Capital LLC has filed with the Commission a Schedule 13G on November 4, 2004 indicating that its is the managing member of each of the preceding entities, and that Thomas McAuley is the ultimate managing member of North Sound Capital LLC. In these capacities, North Sound Capital LLC and Thomas McAuley may be deemed to own beneficially all of the 1,000,000 shares reflected in the table.
(10)     Spindrift Investors (Bermuda) L.P. has filed with the Commission a
         Schedule 13G on November 2, 2004 indicating that Wellington Global Holdings, Ltd. and Wellington Global Administrator, Ltd. are its general partners. As such, these two general partners may be deemed to own beneficially all of the 892,300 shares reflected in the table. These 892,300 shares are also included in the table in the figure of shares beneficially owned by Wellington Management Company, LLP

                            EQUITY COMPENSATION PLANS

         The Company has an equity compensation plan for its consultants pursuant to which shares may be granted or issued. This plan is named the 2004 Consultant Compensation Plan (the "Consultant Plan"). Options, warrants and rights are not provided for or contemplated by the Consultant Plan, and accordingly, none of these items are or will be outstanding under this plan. As of December 31, 2004, 2,820,500 shares remained available for future issuance under the Consultant Plan. Of the preceding shares, 320,500 were registered with the Commission for issuance as of December 31, 2004. Subsequent to December 31, 2004 through the date of this Annual Report, 15,556 shares were issued, leaving a total of 2,804,944 available for future issuance, of which 304,944 are registered with the Commission. The following is a description of the material features of the Consultant Plan

         General. On April 14, 2004, the Company's Board of Directors approved the Consultant Plan. The Consultant Plan provides for the grant of shares of the Company's Common Stock to certain outside consultants of the Company who assist in the development and success of the business of the Company to reward them for their services and to encourage them to continue to provide services to the Company.

         Administration. The Company's Board of Directors administers the Consultant Plan.

         Eligibility. The Board of Directors has substantial discretion pursuant to the Consultant Plan to determine the persons to whom shares of Common Stock are awarded and the amounts and restrictions imposed in connection therewith. Under the Consultant Plan, awards may be made only to individuals who are outside consultants, or directors, officers, partners or employees of outside consultants, of the Company or a subsidiary. The number of consultants employed by the Company varies.

         Shares Subject to the Consultant Plan. Three million (3,000,000) shares of Common Stock are authorized to be awarded pursuant to the Consultant Plan. Any shares awarded and later forfeited are again subject to award or sale under the Consultant Plan. Awards may be made pursuant to the Consultant Plan until no further shares are available for issuance or until April 15, 2014, whichever occurs first.

         Previous Awards. The Company has awarded 179,500 shares of Common Stock pursuant to the Consultant Plan as of December 31, 2004.

         Restrictions. The Board may, in its discretion, place restrictions and conditions in connection with any particular award of shares pursuant to the Consultant Plan. Shares awarded subject to a condition are, in general, non-assignable until the condition is satisfied.

         Anti-dilution. The Consultant Plan carries certain anti-dilution provisions concerning stock dividends, stock splits, consolidations, mergers, recapitalizations and reorganizations.

         Amendment and Termination. The Company's Board of Directors may terminate or amend the Consultant Plan in any respect at any time, except no action of the Company's Board of Directors, the Board of Directors or the Company's stockholders, however, may, without the consent of a participant, alter or impair such participant's rights under any restricted shares previously granted.

         Term. The Consultant Plan shall expire on April 15, 2014 unless sooner terminated except as to restricted share grants outstanding on that date.

         Federal Income Tax Consequences. The following brief summary of the principal Federal income tax consequences of transactions under the Consultant Plan is based on current Federal income tax laws. This summary is not intended to constitute tax advice and, among other things, does not address possible state or local tax consequences. Accordingly, a participant in the Consultant Plan should consult a tax advisor with respect to the tax aspects of transactions under the Consultant Plan.

         Unrestricted Stock Grants. The tax consequences of unrestricted stock awards will depend on the specific terms of each award.

         Restricted Stock Grants. Upon receipt of restricted stock, a participant generally will recognize taxable ordinary income when the shares cease to be subject to restrictions in an amount equal to the fair market value of the shares at such time. However, no later than 30 days after a participant receives the restricted stock, the participant may elect to recognize taxable ordinary income in an amount equal to the fair market value of the shares at the time of receipt. Provided that the election is made in a timely manner, when the restrictions on the shares lapse, the participant will not recognize any additional income. If the participant forfeits the shares to the Company (e.g., upon the participant's termination prior to expiration of the restriction period), the participant may not claim a deduction with respect to the income recognized as a result of the election. Dividends paid with respect to shares of restricted stock generally will be taxable as ordinary income to the participant at the time the dividends are received.

         Tax Consequences to the Company. The Company generally will be entitled to a deduction at the same time and in the same amount as a participant recognizes ordinary income, subject to the limitations imposed under Section 162(m).

         Tax Withholding. The Company has the right to deduct withholding taxes from any payments made pursuant to the Consultant Plan or to make such other provisions as it deems necessary or appropriate to satisfy its obligations to withhold federal, state or local income or other taxes incurred by reason of payment or the issuance of Common Stock under the Consultant Plan or the lapse of restrictions on grants upon which restrictions have been place.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company's initial oil and gas interests were undivided interests in the leases covering approximately 819 gross acres of land in Jack, Wise and Denton Counties in Texas. The interests were acquired by the Company from Westside Resources, L.P. (the "Partnership"), an entity formerly known as "Westside Energy, L.P." and wholly-owned by Jimmy D. Wright, a director of the Company and the Company's current Chief Executive Officer and Chief Financial Officer. These initial interests were acquired pursuant to the terms, provisions and conditions of a lease acquisition agreement that management believes to be reasonable and customary. They were acquired in consideration of the issuance by the Company to the Partnership of 700,000 shares of the Company's common stock and the assumption of the liabilities associated with such interests. These shares constituted approximately 11.8% of the shares of the Company's common stock outstanding after the completion of all of the stock issuances occurring at that time. Because the shares of common stock received by the Partnership were not registered under the Securities Act of 1933, as amended (the "Act"), such shares are "restricted securities" (as defined in Rule 144 promulgated under the Act) and accordingly, may not be sold or transferred by the Partnership unless such shares are registered under the Act or are sold or transferred pursuant to an exemption therefrom. In connection with this acquisition, the Company agreed to register all shares owned by the Partnership or to be acquired pursuant to derivative securities, including the shares issued in connection with this acquisition. This registration was recently completed.

         Mr. Wright has indicated that the Partnership expended approximately $27,000 in direct costs in connection with the acquisition and maintenance of the interests in the leases conveyed to the Company. In connection with the acquisition of the interests in the leases, in consideration of the Company's agreement to reimburse the Partnership for all of its reasonable expenses incurred in connection with the offers described immediately hereafter, the Company also acquired and assumed from the Partnership the rights and obligation of any contracts that would result from the acceptance of certain outstanding lease offers made by the Partnership to certain landowners. The consideration for the acquisition of the interests in the leases described above (including the number of shares issued to the Partnership) was determined in arms-length negotiations between Mr. Wright and Keith D. Spickelmier, the Company's only member of management at the time. The factors addressed by Mr. Spickelmier in negotiating this consideration included the present developmental status of the leases; the future prospects for the leases in terms of revenues and earnings; an assessment of Mr. Wright's ability to contribute to the management of the Company's business; and anticipated ability of the Company's business to grow by virtue of the Company's ownership of the leases.

         Prior to and at the time of the consummation of the acquisition by the Company of the interests in the leases described above, Mr. Spickelmier and Mr. Wright had been and continued to be co-investors in a couple of other business endeavors. Mr. Spickelmier's large percentage ownership of the Company's outstanding common stock gave to him an interest in assuring that the terms of the Company's acquisition of the leases are commercially reasonable. Accordingly, Mr. Spickelmier does not believe that his prior and current relationship with Mr. Wright impaired his ability to negotiate commercially reasonable terms in connection with the Company's acquisition of the interests in the leases.

         In addition to the preceding, the Company raised "seed" capital in the amount of approximately $450,800 from Mr. Spickelmier, the Partnership, and Bering Partners No. 2, LLC, an entity owned by the Company's two directors and certain other investors. A total of $410,000 of this capital was structured in the form of loans from Bering Partners No. 2, LLC to the Company secured by all of the Company's assets, including the oil and gas interests briefly described herein as well as all such interests acquired in the future. Interest accrued on the loans at a rate of 10% per annum. In consideration of making the loans, the Company granted warrants to the owners of Bering Partners No. 2, LLC to purchase up to an aggregate of 820,000 shares of the Company's common stock for a per-share exercise price of $.50. These warrants have a term of and are exercisable for five years. All of the preceding indebtedness has been paid in full.

         The remaining $40,800 of the initial capital took the form of an equity investment in the Company's common stock. Mr. Spickelmier and the Partnership made this investment in exchange for the issuance to them of an aggregate of 4,080,000 shares of the Company's common stock. At that time, these shares constitute approximately 68.7% of the shares of the Company's common stock outstanding after the completion of all of the stock issuance then taking place. Because the shares of common stock received by Mr. Spickelmier and the Partnership were not registered under the Securities Act of 1933, as amended (the "Act"), such shares are "restricted securities" (as defined in Rule 144 promulgated under the Act) and accordingly, may not be sold or transferred by Mr. Spickelmier and the Partnership unless such shares are registered under the Act or are sold or transferred pursuant to an exemption therefrom. In connection with this investment, the Company agreed to register all shares owned by Mr. Spickelmier or the Partnership or to be acquired pursuant to derivative securities, including the shares issued in connection with this investment and the shares to be acquired upon exercise of the warrants issued in connection with the loans described above. This registration was recently completed.

         Moreover, between the middle of September 2004 through the middle of October 2004, the Company issued to three accredited investors a total of five unsecured short-term convertible promissory notes in the aggregate original principal amount of $700,000. These accredited investors included Mr. Spickelmier, the Partnership and a new investor in the Company (the "New Investor"). Each of Mr. Spickelmier and the Partnership provided $200,000 of the $700,000 aggregate amount, while the New Investor provided $300,000. Interest accrued on the loans at a rate of 10% per annum. The notes were convertible into shares of the Company's stock at a rate of one share for every $2.00 of indebtedness. The New Investor converted his note in original principal amount of $300,000 into 150,000 shares. Each of Mr. Spickelmier and the Partnership received repayment of their notes in the aggregate original principal amount of $400,000, plus interest out of the proceeds of the Company's recent $20 million private placement.

                                    PART IV.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report:

(i) Consolidated Financial Statements:

         Report of Independent Auditors ....................................F-1

         Consolidated Balance Sheet as of December 31, 2004 ............... F-2

         Consolidated Statements of Income for the years ended
         December 31, 2004 and 2003  ...................................... F-3

         Consolidated Statements of Stockholders' Equity for
         the years ended December 31, 2004 and 2003 ........................F-4

         Consolidated Statements of Cash Flows for the years
         ended December 31, 2004 and 2003  ................................ F-5

         Notes to Consolidated Financial Statements ........................F-6

(ii) Financial Statement Schedules:

          Schedule II - Valuation and Qualifying Accounts

(iii) Exhibits:

         The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit
  No.     Description

 3.01 Restated Articles of Incorporation of the Company is incorporated herein by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 (SEC File No. 0-49837),
          Exhibit 3.01.
 3.02 Bylaws of the Company is incorporated herein by reference from the Company's Form 10-SB (SEC File No. 0-49837) filed with the SEC on May 28, 2002, Part III, Item 1, Exhibit 3.02.
 3.03 Article of Merger of Westside Energy Subsidiary Corporation with and into the Company, whereby the Company changed its corporate name to "Westside Energy Corporation" is incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 (SEC File No. 0-49837), Exhibit 3.04
 4.01 Specimen Common Stock Certificate is incorporated herein by reference from Pre-effective Amendment No. 1 to the Company's Registration Statement on Form SB-2 (SEC File No. 333-120659) filed December 23, 2004, Exhibit 4.01.
10.01 Agreement, Assignment and Bill of Sale executed by Westside Energy, L.P. in favor of the Company is incorporated herein by reference from the Company's Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on March 1, 2004, Exhibit 10.01
10.02 Promissory Note made payable by the Company to the order of Bering Partners No. 2, LLC in the original principal amount of $280,000 is incorporated herein by reference from the Company's Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on March 1, 2004,
          Exhibit 10.02
10.03 Warrant to Purchase the Company's common stock issued in the name of Westside Energy, L.P. is incorporated herein by reference from the Company's Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on March 1, 2004, Exhibit 10.03
10.04 Warrant to Purchase the Company's common stock issued in the name of Keith D. Spickelmier is incorporated herein by reference from the Company's Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on March 1, 2004, Exhibit 10.04
10.05 Registration Rights Agreement in favor of Westside Energy, L.P. is incorporated herein by reference from the Company's Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on March 1, 2004, Exhibit 10.05
10.06 Registration Rights Agreement in favor of Keith D. Spickelmier is incorporated herein by reference from the Company's Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on March 1, 2004, Exhibit 10.06
10.07 Voting Agreement between Westside Energy, L.P. and Keith D. Spickelmier is incorporated herein by reference from the Company's Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on March 1, 2004, Exhibit 10.07

10.08 Deed of Trust, Assignment of Proceeds of Production, Security Agreement and Financing Statement is incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 (SEC File No. 0-49837), Exhibit 10.08
10.09 Warrant to Purchase the Company's common stock issued in the name of Westside Resources, L.P. is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-120659) filed November 22, 2004, Exhibit 10.09.
10.10 Warrant to Purchase the Company's common stock issued in the name of Keith D. Spickelmier is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-120659) filed November 22, 2004, Exhibit 10.10.
10.11 Form of Warrant to Purchase the Company's common stock issued to investors in the Company's private placement of units is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-120659) filed November 22, 2004, Exhibit 10.11.
10.12 Form of Registration Rights Agreement entered into with investors in the Company's private placement of units is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-120659) filed November 22, 2004, Exhibit 10.12.
10.13 Form of Subscription and Registration Rights Agreement entered into with investors in the Company's private placement of shares of common stock is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-120659) filed November 22, 2004, Exhibit 10.13.
10.14 Placement Agent Engagement Agreement by and between the Company and Sterne, Agee & Leach, Inc. is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-120659) filed November 22, 2004, Exhibit 10.14.
10.15 First Amendment to Placement Agent Engagement Agreement by and between the Company and Sterne, Agee & Leach, Inc. is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-120659) filed November 22, 2004, Exhibit 10.15.
10.16 Warrant to Purchase the Company's common stock issued in the name of Sterne, Agee & Leach, Inc. is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-120659) filed November 22, 2004, Exhibit 10.16.
23.01     Consent of Malone & Bailey, PLLC - filed herewith
23.02     Consent of Netherland, Sewell & Associates, Inc. - filed herewith
31.1      Sarbanes Oxley Section 302 Certification
32.1      Sarbanes Oxley Section 906 Certification
99.01     The Company's Year 2004 Consultant Compensation Plan (filed as Exhibit
          4.1 to the Company's Registration Statement on Form S-8 (SEC File No. 333-114686) filed April 21, 2004.

(b) Reports on Form 8-K

         The Registrant filed a Current Report on Form 8-K on October 18, 2004 reporting on the entry into material definitive agreements consisting of unsecured short-term promissory notes in the aggregate original principal amount of $200,000.

         The Registrant filed a Current Report on Form 8-K on November 8, 2004 reporting on the completion of the Registrant's $20 million private placement, the retirement of certain outstanding debt, and the change in the Company's transfer agent.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Malone & Bailey, PLLC, Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal years ended December 31, 2003 and December 31, 2004. Malone & Bailey, PLLC has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

         Malone & Bailey, PLLC was paid aggregate fees of approximately $4,850 for the fiscal year ended December 31, 2003 and approximately $13,745 for the fiscal year ended December 31, 2004 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10-QSB during these fiscal years.

Audit-Related Fees

         Malone & Bailey, PLLC was not paid any additional fees for the fiscal year ended December 31, 2003 and December 31, 2004 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

         Malone & Bailey, PLLC was not paid any aggregate fees for the fiscal years ended December 31, 2003 and December 31, 2004 for professional services rendered for tax compliance, tax advice and tax planning.

Other Fees

         Malone & Bailey, PLLC was paid no other fees for professional services during the fiscal years ended December 31, 2003 and December 31, 2004.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
   Westside Energy Corporation
   Houston, Texas

We have audited the accompanying balance sheet of Westside Energy Corporation as of December 31, 2004, and the related statements of operations, stockholders' equity (deficit), and cash flows for the two years then ended. These financial statements are the responsibility of Westside's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westside Energy Corporation, as of December 31, 2004, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.


MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

February 11, 2005






                 See summary of significant accounting policies
                       and notes to financial statements.

                           WESTSIDE ENERGY CORPORATION
                                  BALANCE SHEET
                                December 31, 2004



ASSETS

Current assets
    Cash                                                           $ 15,995,691
   Accounts receivable                                                  114,934
   Prepaid insurance                                                    30,648
                                                                   ------------
Total current assets                                                 16,141,093

Oil and gas properties, using
    successful efforts accounting
      Proved properties                                                 709,968
      Unproved properties                                             2,610,492
    Accumulated depreciation, depletion,
     amortization, and impairment                                      (366,813)
                                                                   ------------
Net oil and gas properties                                            2,953,647

Other property and equipment, net of
  accumulated depreciation of $0                                         25,909
                                                                   ------------
TOTAL ASSETS                                                       $ 19,120,649
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - accounts payable aand accrued expenses       $    131,203

Other non-current liabilities - asset
   retirement obligations                                                 6,646
                                                                   ------------

TOTAL LIABILITIES                                                       137,849
                                                                   ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 10,000,000 shares
       authorized, none issued and outstanding
  Common stock, $.01 par value, 50,000,000 shares
       authorized, 17,048,331 shares issued and outstanding             170,483
    Additional paid in capital                                       22,273,661
    Retained deficit                                                 (3,461,344)
                                                                    -----------
       Total stockholders' equity                                    18,982,800
                                                                    -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $19,120,649
                                                                    ===========

                 See summary of significant accounting policies
                       and notes to financial statements.

                           WESTSIDE ENERGY CORPORATION
                            STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2004 and 2003



                                              2004                      2003
                                             ----------             ----------
Revenues
  Oil and Gas Sales                          $  116,137            $        -
                                             ----------            ----------

Total Revenues                                  116,137                     -

Expenses
  General and administrative expense            745,956                 3,686
  Interest expense                              141,983                 1,341
  Depreciation, depletion, and amortization      97,965                     -
  Impairment                                    268,962                     -
                                             ----------            ----------
Total Expenses                                1,254,865                 5,027
                                             ----------            ----------
Loss from Operations                         (1,138,728)               (5,027)
                                             ----------            ----------
Other Revenues
  Interest Income                                50,704                    -
  Other Income                                   51,265                    -
                                             ----------            ----------
Total Other Revenues                            101,969                    -
                                             ----------            ----------
    NET LOSS                                $(1,036,759)           $   (5,027)
                                            ===========            ==========


Basic and diluted loss per common share     $     (0.18)           $    (0.00)
Weighted average common shares outstanding    5,607,215             1,156,998


                 See summary of significant accounting policies
                       and notes to financial statements.

                           WESTSIDE ENERGY CORPORATION
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     Years Ended December 31, 2003 and 2004



                                   Common Stock           Retained
                                 Shares       Amount       Deficit      Totals
                                --------    ----------   -----------   ---------

Balances at December 31, 2002   1,153,970 $2,352,748  $(2,419,559)   $  (66,811)
Stock issued for services           5,000      1,900                      1,900
Imputed interest                               1,341                      1,341
Share adjustment                   (1,139)
Net loss                                                   (5,027)       (5,027)
                                ----------   ---------   -----------  ----------
Balances at December 31, 2003   1,157,831  2,355,989   (2,424,585)      (68,596)

Imputed interest                               1,220                      1,220
Discount on notes payable                    119,051                    119,051
Stock issued for cash          14,851,000 19,369,490                 19,369,490
Stock issued for properties       700,000     20,619                     20,619
Stock issued for fundraising       10,000          -                         -
Stock issued for property costs    30,000     43,500                     43,500
Stock issued for services         149,500    234,275                    234,275
Stock issued for debt             150,000    300,000                    300,000
Net Loss                                               (1,036,759)   (1,036,759)
                               ----------    ---------    ----------- ----------
Balances at December 31, 2004  17,048,331 22,444,144  $(3,461,344)  $18,982,800
                               ==========              ===========  ===========
Less: par                                    170,483
                                          -----------
Additional paid in capital               $22,273,661
                                         ===========


                 See summary of significant accounting policies
                       and notes to financial statements.

                           WESTSIDE ENERGY CORPORATION
                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2004 and 2003


                                                       2004            2003
                                                   ------------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                     $ (1,036,759)      $ (5,027)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Impairment                                    268,962             -
        Stock issued for services                     234,275             -
        Amortization of discount on N/P               119,051             -
        Depreciation, depletion, and amortization      97,965             -
        Imputed interest                                1,220          1,341
        Changes in:
        Accounts payable and accrued expenses          79,938        ( 2,000)
        Prepaid expenses                              (30,468)             -
        Accounts receivable                          (114,934)             -
                                                   -----------       ---------
NET CASH USED IN OPERATING ACTIVITIES                (380,749)        (3,786)
                                                   -----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES

        Purchase of equipment                         (25,909)             -
        Purchase of oil and gas interests          (3,249,809)             -
                                                   -----------       ---------
NET CASH USED IN INVESTING ACTIVITIES              (3,275,718)             -
                                                   -----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES

    Stock for cash                                 19,369,490              -
    Proceeds from notes issued to related parties     810,000              -
    Proceeds from notes                               300,000              -
    Advances from shareholder                               -           3,750
    Payments on advances from shareholder             (17,720)             -
    Payments on notes to related parties             (810,000)             -
                                                   -----------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES          19,651,770           3,750
                                                   -----------       ---------
NET CHANGE IN CASH                                 15,995,303            ( 36)

CASH BALANCES
    -Beginning of period                                  388             424
                                                  -----------        ---------
    -End of period                                $15,995,691        $    388
                                                  ===========        =========

SUPPLEMENTAL DISCLOSURES
    Stock issued for oil and gas interest         $    64,119        $      -
    Debt converted to common stock                    300,000               -
    Recognition of asset retirement obligation          6,532               -
    Discount on notes payable                         119,051               -


                 See summary of significant accounting policies
                       and notes to financial statements.

                           WESTSIDE ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations and organization

Westside Energy Corporation ("Westside") (formerly EvenTemp Corporation) was incorporated in Nevada on November 30, 1995. EvenTemp operated an auto repair and accessory business. This business ceased operating in August 1999. The name of the company was changed to Westside Energy Corporation in March 2004.


Westside is engaged primarily in the acquisition, development, production, exploration for, and the sale of, oil, gas and natural gas liquids. Westside sells its oil and gas products primarily to domestic pipelines and refineries.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Oil and gas properties

Westside uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.


Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on Westside's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated residual salvage values, are depreciated and depleted by the unit-of-production method.* Support equipment and other property and equipment are depreciated over their estimated useful lives.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Through December 31, 2004, Westside had one producing well. All revenues from Westside were from a single operator of this well.

Cash and cash equivalents

Cash and cash equivalents include cash in banks and certificates of deposit which mature in within three months of the date of purchase.

Other property and equipment

Property and equipment is valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are three to seven years.

Long-lived assets

Long lived assets to be held and used or disposed of other than by sale are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used or disposed of other than by sale are recognized based on the fair value of the asset. Long-lived assets to be disposed of by sale are reported at the lower of its carrying amount or fair value less cost to sell.

Use of estimates

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

Income taxes

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

Loss per share

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

New Accounting Standards

In 2001, the FASB issued FASB Statement No. 143, "Accounting for Asset Retirement Obligations". This Statement requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. For Westside, asset retirement obligations primarily relate to the abandonment of oil and gas producing facilities. Under previous accounting standards, such obligations were recognized over the life of the producing assets on a units-of-production basis.

The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

Previous accounting standards used the units-of-production method to match estimated future retirement costs with revenues generated from the producing assets. In contrast, FASB Statement No. 143 requires depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation over time. The depreciation will generally be determined on a straight line basis, while the accretion to be recognized will escalate over the life of the producing assets, typically as production declines. The following table indicates the changes to Westside's before-tax asset retirement obligations in 2004:

Balance at December 31, 2003                                  $        -
Liabilities incurred                                               6,532
Accretion expense                                                    114
                                                              ----------
Balance at December 31, 2004                                      $6,646
                                                              ==========

In December 2004, the FASB issued SFAS No. 123R, "Accounting for Stock-Based Compensation" SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is not currently expected to have a material impact on the financial statements of the Company during the calendar year 2006.

NOTE 2 - CONCENTRATION OF CREDIT RISK

At December 31, 2004, Westside's cash in financial institutions exceeded the federally insured deposits limit by $15,895,691. An investment of $15,884,420 in a reverse repurchase agreement is included in cash and cash equivalents at December 31, 2004. The collateral for this investment consisted of a collateralized mortgage obligation with a market value of approximately $16,209,641 at December 31, 2004.

NOTE 3 -- RELATED PARTY TRANSACTIONS

For the year ended December 31, 2004, Westside borrowed a total of $810,000 from related parties on six notes.

Two of the notes totaling $410,000 bore 10% interest, were collateralized by Westside's oil and gas interests, and were issued with a combined 820,000 warrants exercisable at $.50 each. These notes were discounted by $119,051 for the relative fair value of the warrants. As of December 31, 2004, the notes have been paid in full and the entire discount has been amortized.

The remaining notes bore 10% interest and were convertible into common stock at $2 per share. The entire balance was paid in full in October 2004.

NOTE 4 -- NOTES PAYABLE

In September 2004, Westside borrowed $300,000 from a third party. The note bore 10% interest and was convertible into common stock at $2 per share. During the fourth quarter of 2004, this debt was converted into 150,000 shares of common stock.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Westside is not currently involved in any pending legal proceeding.
In the future, Westside may become involved in various legal proceedings from time to time, either as a plaintiff or as a defendant, and either in or outside the normal course of business. Westside is not now in a position to determine when (if ever) such a legal proceeding may arise. If Westside ever becomes involved in a legal proceeding, Westside's financial condition, operations, or cash flows could be materially adversely affected, depending on the facts and circumstances relating to such proceeding.

In March 2005, Westside entered into a 38-month lease agreement, with the first two months free, for $3,660 per month.

NOTE 6 -- INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003, are as follows:

Federal income taxes:                              2004          2003

  Current                                     $        -       $     -
  Deferred                                       474,974        11,774
  Less: Valuation allowance                     (474,974)      (11,774)
                                               ----------      --------
    Total                                     $      -         $     -
                                              ===========      ========

Westside has prior net operating loss carryforwards of approximately $1,445,049 and $41,917 for the years ended December 31, 2004 and 2003 respectively. Available carryforwards expire 15 to 20 years from when incurred.

NOTE 7 -- IMPAIRMENT OF LONG-LIVED ASSETS

Pursuant to FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, an impairment loss of $268,962 has been recognized for the Lucille Pruitt #1 well and included in income from continuing operations before income taxes under the caption "Impairment." In calculating the impairment loss, fair value was determined by the discounted present value minus the carrying value at December 31, 2004.

NOTE 8 -- COMMON STOCK

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

During the fourth quarter of 2004, Westside completed an equity offering consisting of 10,000,000 shares of common stock with an offer price of $2.00 per share. The cash offering resulted $20,000,000 in gross proceeds. Westside's placement agent received $1,400,000 and 300,000 warrants with a purchase price of $2.00 per share and a term of 5 years.

As discussed in note 4, a $300,000 note was converted at $2 per share in November 2004 resulting in the issuance of 150,000 shares.

NOTE 9 -- WARRANTS

During the year ended December 31, 2004, Westside issued warrants attached to debt, stock purchases, and for consulting services. All issuances are approved by the board of directors.

There were no warrants issued or outstanding until the year ended December 31, 2004. A summary of changes in outstanding warrants is as follows:

                                                                      Weighted
                                                                      Average
                                                     Warrants       Share Price
                                                --------------      -----------
Outstanding at December 31, 2003                            -                -

Changes during the year:
  Granted                                           1,510,500           $ 1.31
  Exercised                                                -                 -
  Forfeited                                                -                 -
                                                --------------       ----------
Outstanding at December 31, 2004                    1,510,500           $ 1.31
                                                ==============       ==========

Warrants outstanding and exercisable as of December 31, 2004:

                                            - - Outstanding - -     Exercisable
                                             Number      Remaining    Number
              Exercise Price               of Shares       life      of Shares
              --------------                 ----------  --------   ------------
                     $ .50                      820,000   4.2 years    820,000
                      2.00                      300,000   4.8 years    300,000
                      2.50                      390,500   1.4 years    390,500
                                             ----------                ---------
                                              1,510,500              1,510,500
                                             ==========              ==========

NOTE 10 -- SUBSEQUENT EVENTS

In February 2005, 33,000 warrants were exercised at a price of $2.50 each resulting in the issuance of 33,000 shares of common stock for a total of $82,500.

                      Westside Energy Corporation
                 Supplemental Information (Unaudited)
                     Year Ended December 31, 2004


Westside began oil and gas operation in 2004, therefore, t comparative data for the year ending December 31, 2003 here is no

Capitalized Costs Relating to Oil and Gas Producing
Activities at December 31, 2004

Unproved oil and gas properties                                    $2,610,492
Proved oil and gas properties                                         709,968
                                                                   -----------
                                                                    3,320,460
Less accumulated depreciation, depletion, amortization,
and impairment                                                        366,813
                                                                   -----------
  Net capitalized costs                                            $2,953,647
                                                                   ===========

Costs Incurred in Oil and Gas Producing Activities for the Year Ended December 31, 2004

Property acquisition costs
  Proved                                                           $   49,655
  Unproved                                                          2,610,492
Exploration and Development costs                                     653,781


Results of Operations for Oil and Gas Producing
Activities for the year ended December 31, 2004

Oil and gas sales                                                  $  116,137
Depreciation, depletion, and amortization                             (97,965)
Impairment expense                                                   (268,962)
                                                                   ----------
                                                                     (250,790)
Income tax expense                                                         -

Results of operations for oil and gas producing
activities (excluding corporate overhead and
financing costs)                                                   $ (250,790)
                                                                   ==========

The following estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in the United States.


Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

There are no proved undeveloped reserves.

                                                Oil (Bbls)            Gas (Mcf)

Proved developed reserves
  Beginning of year                               2,333                 104,594
  Production                                      (654)                 (13,805)
                                                ---------             ---------
End of year                                       1,679                  90,789
                                                =========             =========

Standardized measure of discounted future net cash flows at December 31, 2004

Future cash inflows                                                  $ 554,400
Future production costs                                               (140,400)
Future tax expense                                                     (57,600)
                                                                     ---------
Future net cash flows                                                  356,400
  10% annual discount for
  estimated timing of cash flows                                       (62,900)
                                                                     ---------
Standardized measure of discounted
  future net cash flows relating to proved
  oil and gas reserves                                               $ 293,500
                                                                     =========

The following reconciles the change in the standardized measure of discounted future net cash flow during 2004

Beginning of year                                                    $       -
Sales of oil and gas produced, net of
  production costs                                                    (116,137)
Net change from purchases and sales of
  minerals in place                                                    409,637
                                                                     ---------
End of year                                                          $ 293,500
                                                                     =========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Westside Energy Corporation has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2005                              WESTSIDE ENERGY CORPORATION


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

Name                           Title                                  Date

/S/Jimmy D. Wright         Director, President & Treasurer       March 28, 2005
-------------------
Jimmy D. Wright            (Principal Executive Officer,
                           Principal Financial Officer
                           and Principal Accounting
                           Officer)

/S/Keith D. Spickelmier    Director, Chairman of the Board       March 28, 2005
------------------------
Keith D. Spickelmier