Form 10QSB
period 2005-03-31
WESTSIDE ENERGY CORP
filed 2005-05-16
CIK 1024109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  Quarterly   report   pursuant   to  Section  13  or  15(d)  of  the
     Securities   Exchange   Act  of  1934  For  the quarterly  period ended:
     March 31, 2005

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _________

                         Commission file number: 0-49837

                           WESTSIDE ENERGY CORPORATION
        (Exact name of small business issuer as specified in its charter)

                  Nevada                                  88-0349241
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization                 Identification No.)

       4400 Post Oak Parkway, Suite 2530                    77027
   (Address of principal executive officer)               (Zip Code)

                                  713/979-2660
                           (Issuer's telephone number)

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

The number of shares of common stock, $.01 par value, outstanding as May 13, 2005: 17,281,887 shares

Transitional Small Business Disclosure Format (check one):   Yes ___   No  X
                                                                          ---

                           WESTSIDE ENERGY CORPORATION
                           PERIOD ENDED MARCH 31, 2005

                                      INDEX

PART I.  FINANCIAL INFORMATION                                            Page

         Item 1.  Financial Statements

         Financial statements of Westside Energy Corporation:

                  Balance sheet as of March 31, 2005                       3

                  Statement of operations for the three
                    months ended March 31, 2005 and March 31, 2004         4

                  Statements of cash flows for the three months
                    ended March 31, 2005 and March 31, 2004                5

                  Notes to financial statements                            6

         Item 2.  Plan of Operations                                       8

         Item 3.  Controls and Procedures                                 14

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                        15

(a) Exhibits (b) Reports on Form 8-K

SIGNATURE                                                                 15

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                           WESTSIDE ENERGY CORPORATION
                                  BALANCE SHEET
                                 March 31, 2005



ASSETS

Current assets
   Cash                                                          $ 11,628,735
   Marketable securities                                            3,450,000
   Accounts receivable                                                 71,661
   Prepaid insurance                                                   22,331
                                                                 ------------
Total current assets                                               15,172,727

Oil and gas properties, using
    successful efforts accounting
       Proved properties                                              866,120
       Unproved properties                                          3,313,012
       Accumulated depreciation, depletion,
          amortization, and impairment                               (601,816)
                                                                 ------------
Net oil and gas properties                                          3,577,316

Other property and equipment, net of
  accumulated depreciation of $1,221                                   31,226
                                                                 ------------
TOTAL ASSETS                                                     $ 18,781,269
                                                                 ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                             $     50,021
    Accrued expenses                                                    2,000
Other non-current liabilities -
    Asset retirement obligations                                        6,754
                                                                 ------------
TOTAL LIABILITIES                                                      58,775
                                                                 ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 10,000,000 shares
       authorized, none issued and outstanding
    Common stock, $.01 par value, 50,000,000 shares
       authorized, 17,121,887 shares issued and outstanding           171,220
    Additional paid-in capital                                     22,470,250
    Retained deficit                                               (3,918,895)
    Other comprehensive loss                                              (81)
                                                                 ------------
       Total stockholders' equity                                  18,722,494
                                                                 ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 18,781,269
                                                                 ============

                           WESTSIDE ENERGY CORPORATION
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2005 and 2004



                                                     2005            2004
                                                  ----------     ----------
Revenues
  Oil and gas sales                               $   71,976     $        -
  Interest income                                     79,736            284
                                                  ----------     ----------
Total Revenues                                       151,532            284

Expenses
  Production costs                                     8,661              -
  General and administrative expense                 364,270         20,743
  Depreciation, depletion, and amortization           50,997              -
  Impairment                                         185,335              -
  Interest expense                                         -          4,573
                                                  ----------     ----------
Total Expenses                                       609,263         25,316
                                                 ----------      ----------
    NET LOSS                                     $  (457,551)    $  (25,032)
                                                 ===========     ==========


Basic and diluted loss per common share          $     (0.03)    $    (0.00)
Weighted average common shares outstanding        17,085,818      5,141,164

                           WESTSIDE ENERGY CORPORATION
                            STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2005 and 2004


                                                      2005            2004
                                                 ------------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                     $   (457,551)     $(25,032)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Impairment                                    185,335             -
        Stock issued for services                      54,446             -
        Amortization of discount                            -         1,886
        Depreciation, depletion, and amortization      50,997             -
        Imputed interest                                    -           354
    Changes in:
        Accounts receivable                            43,273         5,084
        Prepaid expenses                                8,137             -
        Accounts payable and accrued expenses         (79,181)            -
                                                  -----------      --------
NET CASH USED IN OPERATING ACTIVITIES                (194,544)      (17,708)
                                                  -----------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of marketable securities              (3,450,081)            -
    Purchase of equipment                              (6,538)            -
    Purchase of oil and gas interests                (858,672)            -
                                                  -----------      --------
NET CASH USED IN INVESTING ACTIVITIES              (4,315,291)            -
                                                  -----------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from sale of stock                       145,000        40,800
    Proceeds from notes                                     -       280,000
    Payments for fundraising                           (2,121)            -
                                                  -----------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES             142,879       320,800
                                                  -----------      --------
NET CHANGE IN CASH                                 (4,366,956)      303,092

CASH BALANCES
    -Beginning of period                           15,995,691           388
                                                  -----------      --------
    -End of period                                $11,628,735      $303,480
                                                  ===========      ========

SUPPLEMENTAL DISCLOSURES
    Income taxes paid                             $         -      $      -
    Interest paid                                           -             -

Non-cash investing and financing activities
    Stock issued for oil and gas interest                   -        20,619
    Discount on notes payable                               -        20,635
  Unrealized loss                                         (81)            -

                           WESTSIDE ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Westside Energy Corporation ("Westside"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Westside's latest annual report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2004, as reported in the 10-KSB, have been omitted.

NOTE 2 - CONCENTRATION OF RISK

At March 31, 2005, Westside's cash in financial institutions exceeded the federally insured deposits limit by $11,428,735. An investment of $10,096,294 in a reverse repurchase agreement is included in cash and cash equivalents at March 31, 2005. The collateral for this investment consisted of a collateralized mortgage obligation with a market value of approximately $10,306,430.

NOTE 3 - MARKETABLE SECURITIES

The marketable securities are deemed by management to be "available-for-sale" and, accordingly, are reported at fair value, with unrealized gains and losses reported in other comprehensive income and reflected as a separate component within stockholders' equity. Realized gains and losses on securities available-for-sale are included in other income/expense and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.

During January 2005, Westside purchased $3,450,081 of marketable securities. These securities have a fair value of $3,450,081 at March 31, 2005.

NOTE 4 - EQUITY

During the quarter ended March 31, 2005, 58,000 warrants were exercised at $2.50 each, for a total of $145,000.

On January 30, 2005, 46,666 shares of common stock were authorized to two employees for services. 15,556 shares vested immediately and were issued at a value of $54,466. The remaining shares vest evenly over the next two years, 15,555 shares on January 2006 and 2007.

NOTE 5 - COMPREHENSIVE LOSS

Comprehensive loss is composed of net loss and other comprehensive income
(loss), which includes the change in unrealized gain and losses on available-for-sale securities. The following table outlines the changes in other comprehensive loss for the three months ended March 31, 2005 and 2004:

                                                       2005            2004
                                                   ------------    ----------

Net Loss                                           $  (457,551)    $  (25,032)
Other comprehensive loss
      Unrealized loss on marketable
        securities                                         (81)             -
                                                   ------------    ----------

Comprehensive loss                                 $  (457,632)    $  (25,032)
                                                   ============    ==========


NOTE 6 - SUBSEQUENT EVENTS

On April 18, 2005, the Company entered into an agreement with EBS Oil and Gas Partners Production Company, L.P. ("EBS"), a privately held entity engaged in the drilling and completion of wells on various oil and gas leases covering lands located in Cooke, Montague, and Wise Counties, Texas. Under the terms of the EBS Agreement, the Company will make available to EBS, on a revolving basis, funds of up to a maximum sum of $1,000,000 outstanding at any given time. The funds will be advanced to cover the costs incurred by EBS in connection with its acquisition of oil and gas leases. The Company will have the discretion as to whether or not to make any advances with respect to any particular leases presented by EBS for financing pursuant to the EBS Agreement.

On April 21, 2005, 160,000 warrants were exercised at $0.50 each for a total of $80,000.

Item 2.   Plan of Operation

 General

            In February 2004, Westside Energy Corporation (the "Company") decided to focus its efforts on the acquisition of attractive crude oil and natural gas prospects, and the exploration, development and production of oil and gas on these prospects. For several years prior to February 2004, the Company had been dormant from a business perspective. The Company is focusing its efforts initially in the State of Texas. The Company's major emphasis is on the participation in the oil and gas segment, acquiring interests in prospective acreage and producing oil and gas properties, and participating in exploration, exploitation and development drilling operations. The Company's principal products are crude oil and natural gas, although as of the date of this Quarterly Report the Company has produced these products in only limited quantities. The Company expects to engage in a broad range of activities associated with the oil and gas business in an effort to develop oil and gas reserves. With the assistance of the Company's management, independent contractors retained from time to time by the Company, and, to a lesser extent, unsolicited submissions, the Company intends to identify prospects that it believes are suitable for acquisition and drilling.

            When the Company acquires an interest in acreage on which exploration or development drilling is planned, the Company will assess the relative potential and risks of each prospect and determine the degree to which the Company will participate in exploration or development programs. In the right circumstances, the Company will assume the entire risk of acreage acquisition and drilling. On the other hand, the Company may determine that it will be more beneficial to invite industry participants to share the risk and the reward of various prospects by financing some or all of the costs of drilling contemplated wells. In such cases, the Company may retain a carried working interest, a reversionary interest, or may be required to finance all or a portion of the Company's proportional interest in the prospect. Although this approach will reduce the Company's potential return should the drilling operations prove successful, it will also reduce the Company's risk and financial commitment to a particular prospect.

            Conversely, the Company may from time to time participate in drilling prospects offered by other parties if the Company believes that the potential benefit from the drilling operations outweighs the risks and costs of the proposed operations. This approach will allow the Company to diversify into a larger number of prospects at a lower cost per prospect, but these operations (commonly known as "farm-ins") are generally more expensive than operations where the Company offers the participation to others (known as "farm-outs").

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

            There can be no assurance that the Company will be successful in its exploration, exploitation, development and production activities. The oil and gas business involves numerous risks, the principal ones of which are described in the section captioned "Risk Factors" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

Initial Activities

            Currently, the Company's primary area of interest is in the Barnett Shale located in the state of Texas. Houston-based Mitchell Energy made the first economic completion in the Barnett Shale in the early 1980's. The Barnett Shale now is considered a world-class, unconventional, blanket gas reservoir. At current gas prices, wells drilled in this area are regarded as low-risk, high-reward propositions because of their long-term, steady production. Once focused largely in Denton and Wise counties, expansion has occurred into a number of other counties. Productive characteristics vary widely across the Barnett Shale, reflecting the geologic variability of the formation itself. Moreover, the Barnett Shale has presented difficulty in establishing sufficient recovery efficiency, but highly detailed reservoir characterization studies and more refined drilling, completion, and fracturing practices have improved well deliverability and economics.

            The initial phase of the Company's plan of operation involves drilling and testing wells on the Company's currently leased acreage in the Barnett Shale to prove reserves, complete promising test wells, extract the oil, gas and other hydrocarbons that the Company finds, and deliver them to market. The Company believes that this acreage is sufficient for a sustained drilling program well into the future. The Company is also in the process of acquiring rights in additional acreage.

            Based on recent price increases for materials and services, the Company anticipates that each vertical well in its targeted area will cost between approximately $350,000 and $1.4 million to drill, test and complete and that each horizontal well in its targeted area will cost between approximately $600,000 and $2.5 million to drill, test and complete, with the costs highly dependent upon the drilling depth and horizontal length of a particular well. The Company's anticipated costs of drilling operations are based on estimates obtained from third-party service providers whom the Company believes will be available to it to provide the services that the Company will need. However, the actual costs of such operations may be more or less than the estimates contained herein. If actual costs of operations exceed the Company's estimates to any significant degree, the Company may require additional funding to achieve its initial objectives.

            Before committing substantial resources, including obtaining necessary permits and preparing for drilling on any particular leased property, the Company plans to complete its due diligence on its leased properties. However, the Company may not in some instances incur the additional expense of retaining lawyers to examine the title to the Company's mineral interests. This practice could expose the Company to certain risks, which are described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. The Company did obtain a drill site title opinion for the tract of land on which the Company's initial wells are being drilled.

            The Company will select future drill sites based on a variety of factors, including information gathered from historical records and drill logs, proximity to existing pipelines, ease of access for drilling equipment, seismic data, the presence of oil and natural gas in the immediate vicinity, and consultations with the Company's geologist, geophysicist, operator, driller and frac companies. Because a majority of this research information has already been obtained, the Company believes that the cost of identifying drill sites will be low relative to other costs. With the exception of the evaluation of the geological structures that the Company encounters during the drilling process, the cost of which has been factored into the Company's estimated drilling costs, the Company does not anticipate needing any further product research except possibly 3-D seismic.

            Once the Company has identified a proposed drilling site, it will engage the services of a third party operator licensed to operate oil and gas wells in the State of Texas. The operator will be responsible for permitting the well, which will include obtaining permission from state authorities relative to spacing requirements and any other state and federal environmental clearances required at the commencement of the permitting process. Additionally, the operator will formulate and deliver to all working interest owners an operating agreement establishing each participant's rights and obligations in that particular well. In addition to the permitting process, the operator will be responsible for hiring the driller, frac company, construction contractor and other third parties to provide services for all aspects of the drilling operation except for geological services, and supervising their efforts, and actually drilling the well to the target zone. Should the well be successful, the operator will thereafter be responsible for completing the well and connecting it to the most appropriate transmission facility for the hydrocarbons produced. The Company expects to pay the operator commercially prevailing rates. The Company intends to make sure that the operator selected has insurance believed to be adequate.

            The operator will be the caretaker of the well once production has commenced. As such, the operator will be responsible for paying bills related to the well, billing working interest owners for their proportionate expenses in drilling and completing the well, and selling the production from the well. Unless each interest owner sells its production separately, the operator will collect purchase payments from the purchaser of the production, and, once a division order has been established and confirmed by the interest owners, the operator will issue checks to each interest owner in accordance with its appropriate interest. The operator will not perform these functions when each interest owner sells its production separately, in which case the interest owners will undertake these activities separately. After production commences on a well, the operator also will be responsible for maintaining the well and the wellhead site during the entire term of the production or until such time as the operator has been replaced.

            Although the Company presently does not intend to seek status as a licensed operator, if in the future the Company believes that seeking licensed operator status is appropriate and the Company has adequate staff available to it, the Company may decide to operate its own wells.

            The Company has entered into an agreement with Brammer Engineering, Inc., engaging this company to act as the contract operator of the Company's first two wells. Brammer has represented that it was founded in 1968 and has a staff of over 100 oil and gas professionals. Management believes that Brammer is amply qualified to act as the contract operator of the Company's wells. For future wells, the Company may use the services of Brammer or other qualified contract operators. Management foresees no problem in procuring the services of qualified contract operators in connection with the initial phase of the Company's plan of operation. Notwithstanding the preceding, drilling activity in the area of the Company's proposed initial activities has been and continues to be extremely high. This situation exposes the Company to certain risks, which are described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. Of these risks, the Company has experienced difficulty in procuring the services of qualified drillers. This difficulty has delayed and may continue to delay the Company in executing its plan of operation and may result in higher costs for these services. These delays may continue and could materially adversely affect our operations, which could materially adversely affect the Company's business, financial condition and results of operations

            Each well will be drilled and tested individually. If commercially producible amounts of oil or gas are present, the well will be completed and facilities installed to connect to gathering or pipeline facilities. Completed wells that are producing and connected to distribution pipelines will begin generating revenues as soon as they begin flowing although actual funds for the sale of production may be delayed and not be received until 30 days after the end of the month of sale or even longer. For wells proved to hold commercially producible gas, the Company may need to install necessary infrastructure to permit delivery of the Company's gas from the wellhead to a major pipeline. The Company has identified the locations of all major gathering and other facilities currently installed in the general vicinity of the Company's targeted area and has initiated contacts with the owners of these facilities to ascertain their specific requirements with respect to transporting the Company's gas to pipelines for transmission, including volume and quality of gas and connection costs. Management believes that these pipelines basically purchase all available gas that they can. However, some of the owners of these pipelines produce their own gas, which they also transport along with other third-party gas such as that the Company intends to produce. Most of the pipelines in the area of the Company's current oil and gas interests are not required by law to transport any gas that the Company may produce. As a result, if pipelines in the area reach capacity, any productive natural gas well developed by the Company could be "shut-in" because of a lack of available natural gas pipeline capacity.

            The cost of installing appropriate infrastructure to deliver the Company's gas to a pipeline or gatherer will vary depending upon the distance the gas must travel from the wellhead to the pipeline tap, tap fees, and whether the gas first must be treated to meet the purchasing company's quality standards. To minimize the costs of transporting gas to existing pipelines, the Company intends to drill as close to existing pipelines as practicable. However, ultimate connection costs cannot be accurately predicted at this time.

Recent Developments

         As of the date of this Quarterly Report, the Company had acquired a total leased acreage of 63,300 gross acres and 61,364 net acres in Jack, Wise, Denton, Hill, Ellis, Hamilton Comanche and Mills Counties in Texas in the Barnett Shale. All of this acreage (other than 40 gross acres and 30 net acres) is "undeveloped acreage," which the U.S. Securities and Exchange Commission (the "Commission") defines as "lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves." Of the Company's acreage, 40 gross acres and 30 net acres is regarded as "developed" acreage. The Company completed its first well, the Lucille Pruitt #1, during November 2004. This well was completed in two stages and produced at an average flow rate of 685 MMBtu per day of natural gas equivalent during the first 30 days of production. The Company is the operator of this well under the related joint operating agreement, and the Company owns a 75% working interest in this well, which is located approximately 25 miles northwest of Denton, Texas. As of the date of this Quarterly Report, the Company has completed the drilling of its second well, the Lucille Pruitt #2-H. Upon pipeline connection, the Company expects to frac the well, set production facilities and complete all required components of completion in due course.

         Moreover, the Company recently completed its processing of a three-dimensional seismic survey that it had recently acquired regarding a leased property in northern Hill County, Texas. Based on this survey, the Company selected a site for the first well to be drilled on this property. As of the date of this Quarterly Report, the Company has commenced permitting and construction of this well site. Utilizing the foregoing three-dimensional seismic survey, the Company has also selected two additional sites in northern Hill County for drilling in due course. The Company cannot assure anyone that it will find any additional commercially producible amounts of oil and gas.

            On April 18, 2005, the Company entered into an agreement (the "EBS Agreement") with EBS Oil and Gas Partners Production Company, L.P. ("EBS"), a privately held entity engaged in the drilling and completion of wells on various oil and gas leases covering lands located in Cooke, Montague, and Wise Counties, Texas. Under the terms of the EBS Agreement, the Company will make available to EBS, on a revolving basis, funds of up to a maximum sum of $1,000,000 outstanding at any given time. The funds will be advanced to cover the costs incurred by EBS in connection with its acquisition of oil and gas leases. The Company will have the discretion as to whether or not to make any advances with respect to any particular leases presented by EBS for financing pursuant to the EBS Agreement. All amounts advanced by the Company with respect to any particular leases must be repaid to the Company at least 30 days before the commencement of the drilling of a test well on such leases. The term of this lending arrangement is for 18 months, and will continue thereafter on a month-to-month basis until terminated by either party. The amounts advanced pursuant to the EBS Agreement will be secured, on a non-recourse basis, by the leases with respect to which amounts are advanced. If at the end of the term of the lending arrangement all advanced amounts have not been repaid, the Company's sole remedy will be to take title to the leases for which full repayment has not been made. In consideration of the Company's providing this financing, the Company will receive (a) an interest in each lease with respect to which amounts are advanced, the type and amount of the interest depending on the size of the net revenue interest of the leasehold interest owners in the related lease, and
(b) an option to acquire an undivided interest (up to 25% without EBS's consent) in each lease with respect to which amounts are advanced by paying (i) a portion of the costs of acquiring the lease determined by multiplying such costs times the percentage of the undivided interest to be acquired and (ii) a portion of the drilling costs of the initial test well determined by multiplying the drilling costs for the particular well, times the percentage of the undivided interest acquired by the Company in the related lease, times 1.3333. As of the date of this Quarterly Report, the first well pursuant to the EBS Agreement is being drilled and the location for the second well pursuant to the EBS Agreement is being constructed.

         In the fall of 2004, the Company entered into a standard gas sales agreement with Dynegy, Inc. pursuant to which Dynegy has agreed to purchase from the Company all production that is realized from the approximately 352-acre tract upon which the Company's first two wells were drilled and future Company wells are expected to be drilled.

Capital Requirements

            From the time that the Company changed its business to oil and gas exploration and development in February 2004 through the beginning of November 2004, the Company financed its business through a series of financings that could be regarded as involving "seed" capital or bridge financing. These financings were undertaken to sustain the Company until it could raise more long-term capital. Many of these financings were funded in whole or in part by members of the Company's management, either directly or through entities controlled by them. A total of $1.11 million in debt financing was obtained. All of this indebtedness has either been repaid or converted into equity. In connection with these borrowings, the Company granted warrants to purchase up to an aggregate of 820,000 shares of the Company's common stock for a per-share exercise price of $.50. These warrants have a term of and are exercisable for five years. With regard to equity financings, in February 2004 the Company raised some "seed" capital from management by selling to them, directly or through entities controlled by them, a total or 4,080,000 shares of the Company's common stock for a per-share purchase price of $.01. During the quarter ended June 30, 2004, the Company completed a second round of equity financing by selling 385,500 units of the Company's securities to a total of 17 accredited investors. Each unit was comprised of two shares of the Company's common stock and a warrant to purchase one share of the Company's common stock at a per share price of $2.50. The warrants have a term of and are exercisable for two years. The purchase price for a unit was $2.00, with the Company receiving aggregate offering proceeds of $771,000 from the offering.

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

            Production from successful efforts in the Company's exploration and drilling activities would provide the Company with cash flow, and proven reserves would increase the value of the Company's leased rights and should enable the Company to obtain bank financing (after the wells have produced for a period of time to satisfy a prospective lender). Cash flow and conventional bank financing are as critical to the Company's plan of operation as the equity infusion from the Company's recent private placement that resulted in approximately $18.5 million in net proceeds. Management believes that, if the Company's plan of operation progresses (and production is realized) as planned, sufficient cash flow and conventional bank financing will be available for purposes of properly pursuing the Company's plan of operation, although the Company can make no assurances in this regard.

            To conserve on the Company's capital requirements, the Company may in the future issue shares in lieu of cash payments to outside consultants, as it has done on a limited basis in the past. Moreover, to conserve on the Company's capital requirements, the Company intends occasionally to seek other industry investors who are willing to participate in the Company's exploration and production activities. The Company expects to retain a promotional interest in these prospects, but generally the Company will have to finance a portion (and sometimes a significant portion) of the acquisition and drilling costs. Also, the Company may acquire interests in properties by issuing shares of its common stock.

Financial Information

         Financial results for the quarter ended March 31, 2005 are not comparable to financial results for the quarter ended March 31, 2004 because the Company had limited business operations during the first quarter of 2004. The Company's oil and gas operations commenced in earnest with the drilling of the Company's first well, the Lucille Pruitt #1, which was completed during November 2004.

            The Company's total revenues of $151,532 in the quarter ended March 31, 2005 are attributable to $71,976 of oil and gas sales from the Company's first well, the Lucille Pruitt #1 and $79,736 of interest income. The Company had no oil and gas revenues for the quarter ended March 31, 2004 and $284 of interest income. The Company realized interest income for the quarter ended March 31, 2005 in the amount of $79,736 reflecting investment returns on higher cash balances throughout the period from funds raised in the private placement completed on November 2, 2004. Total oil and gas revenues declined from the fourth quarter of 2004 to the first quarter of 2005 reflecting the impact of the expected natural decline in the well's daily production rate.

        Expenses for the quarter ended March 31, 2005 were $609,263. The Company had minimal expenses for the quarter ended March 31, 2004 reflecting its limited start-up activities in that period.

        The Company incurred a net loss of $457,551, or $0.03 per share, for the quarter ended March 31, 2005 as compared to a net loss of $25,032, or $0.00 per share, for the quarter ended March 31, 2004.

Future Activities

         If the Company is successful in its initial exploratory activities, the Company expects to continue with the subsequent exploration and development of its current properties and additional properties it may acquire in the future. The continuation of the Company's plan of operation depends on the development of operating wells that are producing oil and gas and generating revenues. The Company intends to lease additional available land to the extent that it believes such land will further the Company's exploration and development activities. Such leases could be in the Barnett Shale, other regions in Texas, or in areas outside of the state of Texas.

Item 3.           Controls and Procedures

         The Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal controls over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting. However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there has been an inherent lack of segregation of duties. The Company has periodically assessed and will continue to assess the cost versus benefit of adding the resources that would remedy or mitigate this situation. As part of this on-going assessment and as a result of an increase in the Company's financial ability and an increase in expected number of transactions related to the Company's operations, the Company hired a corporate controller during the first week of May 2005. Management does not expect that the Company's disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, but not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur.

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

         (b) Reports on Form 8-K

         The Registrant filed a Current Report on Form 8-K on March 31, 2005 reporting on the expansion of the Registrant's Board of Directors and the election of three persons to fill the three newly-created vacancies.

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



Dated: May 16, 2005
                                       15