Form 10QSB
period 2005-06-30
WESTSIDE ENERGY CORP
filed 2005-08-09
CIK 1024109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended: June 30, 2005

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

The number of shares of common stock, $.01 par value, outstanding as of August 5, 2005: 17,376,245 shares

Transitional Small Business Disclosure Format (check one):   Yes ___   No  X
                                                                          ---

                           WESTSIDE ENERGY CORPORATION
                           PERIOD ENDED JUNE 30, 2005

                                      INDEX

PART I.  FINANCIAL INFORMATION                                            Page

         Item 1.  Financial Statements

         Financial statements of Westside Energy Corporation:

                  Balance sheet as of June 30, 2005                         3

                  Statement of income for the three months
                  and six months ended June 30, 2005 and June 30, 2004      4

                  Statements of cash flows for the six months ended
                    June 30, 2005 and June 30, 2004                         5

                  Notes to financial statements                             6

         Item 2.  Plan of Operations                                        8

         Item 3.  Controls and Procedures                                  15

PART II. OTHER INFORMATION

         Item 1.     Legal Proceedings                                     15

         Item 6.     Exhibits and Reports on Form 8-K                      15

                        (a) Exhibits
                        (b) Reports on Form 8-K

SIGNATURE                                                                  16

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                           WESTSIDE ENERGY CORPORATION
                                  BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)



ASSETS

Current Assets
  Cash                                                          $   8,030,499
  Marketable securities                                             3,325,000
  Accounts receivable                                                 127,848
  Prepaid insurance                                                    14,104
  Advances to operators                                               889,990
                                                                  -----------
Total current assets                                               12,387,441

Oil & gas properties, using
  successful efforts accounting
     Proved properties                                                925,185
     Unproved properties                                            6,320,901
     Accumulated depreciation, depletion,
        amortization, & impairment                                   (628,618)
                                                                -------------
Net oil & gas properties                                            6,617,468
Office furniture & equipment, net of
  accumulated depreciation of $18,359                                  33,056
                                                                 ------------

    TOTAL ASSETS                                                 $ 19,037,965
                                                                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities-accounts payable and
  accrued expenses                                               $    528,081

Other non-current liabilities-asset retirement
    obligations                                                         6,862
                                                                 ------------
TOTAL LIABILITIES                                                     534,943

STOCKHOLDERS' EQUITY

    Preferred stock, $.01 par value, 10,000,000 shares
       authorized, none issued and outstanding                              -
    Common stock, $.01 par value, 50,000,000 shares
       authorized, 17,299,553 shares issued and outstanding           172,995
    Additional paid-in capital                                     22,911,251
  Retained earnings                                                (4,331,362)
  Deferred compensation                                              (249,781)
  Other comprehensive loss                                                (81)
                                                                  -----------
       Total stockholders' equity                                  18,503,022
                                                                  -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 19,037,965
                                                                  ===========

                           WESTSIDE ENERGY CORPORATION
                               STATEMENT OF INCOME
                Three and Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)


                                Three Months                 Six Months
                              2005           2004          2005        2004
                           ----------     ----------    ---------   ----------
Revenues
    Oil and gas sales      $   49,245     $       -     $ 121,221   $       -
    Interest income            90,019         1,217       169,755       1,500
                           ----------     ----------    ----------  ---------
Total Revenues                139,264         1,217       290,976       1,500
                           ----------     ----------    ----------  ---------
Expenses
    Production costs           39,194             -        47,855           -
  General and
    administrative expense    468,488       157,025       832,758     177,768
  Depreciation, depletion,
    and amortization           44,048             -        95,045           -
  Impairment                        -             -       185,335           -
  Interest expense                  -           355             -       4,927
                           ----------     ----------    ----------  ----------
Total Expenses                551,730       157,380     1,160,933     182,695
                           ----------     ----------    ----------  ----------

       NET LOSS            $ (412,466)   $ (156,163)   $ (870,017)  $(181,195)
                           ==========    ==========    ==========   ==========

Basic and diluted loss
    per common share       $     (.02)   $     (.03)   $     (.05)  $    (.04)
Weighted average common
    shares outstanding     17,270,371     6,067,177    17,178,295   4,505,471

                           WESTSIDE ENERGY CORPORATION
                            STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)


                                                     2005             2004
                                                 -----------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                      $(870,017)       $ (181,195)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
      Stock issued for services                     167,441                 -
      Impairment                                    185,335                 -
      Imputed interest                                    -              708
      Amortization of discount on note payable            -           23,324
    Depreciation, depletion and amortization         95,045                -
      Changes in:
        Accounts receivable                         (12,914)               -
        Advances to operators                      (889,990)               -
        Prepaid insurance                            16,364                -
        Accounts payable and accrued expenses       396,878           17,428
     Advances from joint venture partners                 -           94,452
                                                -----------         --------
NET CASH USED IN OPERATING ACTIVITIES              (911,858)         (45,283)
                                                -----------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of marketable securities              (3,450,081)               -
  Proceeds from sale of marketable securities       125,000                -
  Purchase of office equipment                      (25,506)               -
  Capital expenditures for oil
    and gas properties                           (3,925,626)        (730,085)
                                                -----------         --------
NET CASH USED IN INVESTING ACTIVITIES            (7,276,213)        (730,085)
                                                -----------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable                           -          410,000
    Payments for fundraising                         (2,121)               -
    Proceeds from sale of common stock              225,000          811,800
                                                -----------        ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES           222,879        1,221,800
                                                -----------        ---------
NET CHANGE IN CASH                               (7,965,192)         446,432

CASH BALANCES
    -Beginning of period                         15,995,691              388
                                                -----------        ---------
    -End of period                              $ 8,030,499        $ 446,820
                                                ===========        =========
SUPPLEMENTAL DISCLOSURES
    Income taxes paid                                     -                -
    Interest paid                                         -                -

NON-CASH DISCLOSURES:
Stock issued for oil and gas interests                    -           20,619
Discount on note payable                                  -          117,311
Unrealized loss                                         (81)               -
Stock issued for deferred compensation              249,781                -

                           WESTSIDE ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


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


NOTE 2 - CONCENTRATION OF RISK

At June 30, 2005, Westside's cash in financial institutions exceeded the federally insured deposits limit by $7,917,807. An investment of $6,482,113 in a reverse repurchase agreement is included in cash and cash equivalents at June 30, 2005. The collateral for this investment consisted of a collateralized mortgage obligation with a market value of approximately $6,617,100.


NOTE 3 - MARKETABLE SECURITIES

The marketable securities are deemed by management to be "available-for-sale" and, accordingly, are reported at fair value, with unrealized gains and losses reported in other comprehensive income and reflected as a separate component within stockholders' equity. Realized gains and losses on securities available-for-sale are included in other income/expense and, when applicable, unrealized gains and losses are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.

These marketable securities had a fair value of $3,325,000 at June 30, 2005.


NOTE 4 - EQUITY

During the first six months ended June 30, 2005:

       o 218,000 warrants were exercised at $1.03 each, for a total of $225,000.

       o 31,666 shares valued at $123,331 were issued to employees. 7,222 shares vest immediately; the remaining shares vested evenly over the next two years. As of June 30, 2005, $37,240 has been expensed. The remaining amount of $86,091 is deferred compensation, and will be amortized evenly over the next two years.

       o 40,000 shares valued at $140,000 were issued to a contractor for services. 13,334 shares vest immediately; the remaining shares vested evenly over the next two years. As of June 30, 2005, $65,974 has been expensed. The remaining amount of $74,026 is deferred compensation, and will be amortized evenly over the next two years.

       o 37,998 shares valued at $153,892 were issued to directors for services. 12,666 shares vest immediately; the remaining shares vested evenly over the next two years. As of June 30, 2005, $64,227 has been expensed. The remaining amount of $89,665 is deferred compensation, and will be amortized evenly over the next two years.


NOTE 5 - COMPREHENSIVE LOSS

Comprehensive loss is composed of net loss and other comprehensive income
(loss), which includes the change in unrealized gains and losses on available-for-sale securities. The following table outlines the changes in other comprehensive loss for the six months ended June 30, 2005 and 2004:

                                                        2005          2004
                                                    ----------     ----------
Net Loss                                            $ (870,017)    $ (181,195)

Other Comprehensive Loss
  Unrealized loss on marketable securities                 (81)             -
                                                    ----------     ----------
Comprehensive Loss                                  $ (870,098)    $ (181,195)
                                                    ==========     ==========


NOTE 6 - COMMITMENT

On April 18, 2005, Westside entered into an agreement with EBS Oil and Gas Partners Production Company, L.P. ("EBS"), a privately held entity engaged in the drilling and completion of wells on various oil and gas leases covering lands located in Cooke, Montague, and Wise Counties, Texas. Under the terms of the EBS Agreement, Westside will make available to EBS, on a revolving basis, funds of up to a maximum sum of $1,000,000 outstanding at any given time. The funds will be advanced to cover the costs incurred by EBS in connection with its acquisition of oil and gas leases. Westside will have the discretion as to whether or not to make any advances with respect to any particular lease presented by EBS for financing pursuant to the EBS Agreement.

Item 2.   Plan of Operation

General

         In February 2004, Westside Energy Corporation (the "Company") decided to focus its efforts on the acquisition of attractive crude oil and natural gas prospects, and the exploration, development and production of oil and gas on these prospects. For several years prior to February 2004, the Company had been dormant from a business perspective. The Company is focusing its efforts initially in the State of Texas. The Company's major emphasis is on participation in the oil and gas segment, acquiring interests in prospective acreage and producing oil and gas properties, and participating in exploration, exploitation and development drilling operations. The Company's principal products are crude oil and natural gas, although as of the date of this Quarterly Report the Company has produced these products in only limited quantities. The Company expects to engage in a broad range of activities associated with the oil and gas business in an effort to develop oil and gas reserves. With the assistance of the Company's management, independent contractors retained from time to time by the Company, and, to a lesser extent, unsolicited submissions, the Company intends to identify prospects that it believes are suitable for acquisition and drilling.

         When the Company acquires an interest in acreage on which exploration or development drilling is planned, the Company will assess the relative potential and risks of each prospect and determine the degree to which the Company will participate in exploration or development programs. In the right circumstances, the Company will assume the entire risk of acreage acquisition and drilling. On the other hand, the Company may determine that it is more beneficial to invite industry participants to share the risk and the reward of various prospects by financing some or all of the costs of drilling contemplated wells. In such cases, the Company may retain a carried working interest, a reversionary interest, or may be required to finance all or a portion of the Company's proportional interest in the prospect. Although this approach will reduce the Company's potential return should the drilling operations prove successful, it will also reduce the Company's risk and financial commitment to a particular prospect.

         Conversely, the Company may from time to time participate in drilling prospects offered by other parties if the Company believes that the potential benefits from the drilling operations outweigh the risks and costs of the proposed operations. This approach will allow the Company to diversify into a larger number of prospects at a lower cost per prospect, but these operations (commonly known as "farm-ins") are generally more expensive than operations where the Company offers the participation to others (known as "farm-outs").

         In addition to its exploration and drilling activities, the Company expects that it will pursue opportunities to accumulate oil and gas reserves through the purchase of existing reserves from others. In this connection, the Company may initiate workovers, recompletions, development drilling, secondary and tertiary recovery operations and other production enhancement techniques to maximize current production and the ultimate recovery of reserves acquired or developed.

         There can be no assurance that the Company will be successful in its exploration, exploitation, development and production activities. The oil and gas business involves numerous risks, the principal ones of which are described in the section captioned "Risk Factors" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

Initial Activities

         Currently, the Company's primary area of interest is in the Barnett Shale play, which is located in the north central part of the state of Texas. Houston-based Mitchell Energy made the first economic completion in the Barnett Shale in the early 1980's. The Barnett Shale is considered a world-class, unconventional, blanket gas reservoir. At current gas prices, wells drilled in this area are regarded as low-risk, high-reward opportunities due to their expected long-term, slow-decline production profiles. Once focused largely in Denton and Wise counties, expansion has occurred into several other counties. Productive characteristics vary widely across the Barnett Shale play, reflecting the geologic variability of the formation itself. These characteristics and their variability present significant operational challenges to the establishment of sufficient recovery efficiency. However, highly detailed reservoir characterization studies and more refined drilling, completion, and fracturing practices have improved well deliverability and economics.

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

         Based on current prices for materials and services, the Company anticipates that each vertical well in its targeted area will cost between $350,000 and $1.4 million to drill, test and complete and that each horizontal well in its targeted area will cost between $600,000 and $2.5 million to drill, test and complete, with the costs highly dependent upon the drilling depth and horizontal length of a particular well. The Company's anticipated costs of drilling operations are based on estimates obtained from third-party service providers. However, the actual costs of such operations may be more or less than the estimates contained herein. If actual costs of operations exceed the Company's estimates to any significant degree, the Company may require additional funding to achieve its initial objectives.

         Before committing substantial resources, including obtaining necessary permits and preparing for drilling on any particular leased property, the Company plans to complete its due diligence on its leased properties. However, the Company may not in some instances incur the additional expense of retaining lawyers to examine the title to the Company's mineral interests. This practice could expose the Company to certain risks, which are described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. The Company did obtain a drill site title opinion for the tract of land on which the Company's first two wells were drilled.

         The Company will select future drill sites based on a variety of factors, including information gathered from historical records and drill logs, proximity to existing pipelines, ease of access for drilling equipment, seismic data, the presence of oil and natural gas production in the immediate vicinity, and consultations with the Company's geologist, geophysicist, operators, drillers and frac companies. As a majority of this research information has already been obtained, the Company believes that the cost of identifying drill sites will be low relative to other costs. With the exception of the evaluation of the geological formations that the Company encounters during the drilling process, the cost of which has been factored into the Company's estimated drilling costs, the Company does not anticipate requiring any further product research except possibly 3-D seismic.

         Once the Company has identified a proposed drill site, it will engage the services of a third party operator licensed to operate oil and gas wells in the State of Texas. The operator will be responsible for permitting the well, which will include obtaining permission from state authorities relative to spacing requirements and any other state and federal environmental clearances required at the commencement of the permitting process. Additionally, the operator will formulate and deliver to all working interest owners an operating agreement establishing each participant's rights and obligations in that particular well. In addition to the permitting process, the operator will be responsible for hiring the driller, frac company, construction contractor and other third parties to provide services for all aspects of the drilling operation, except for geological services, supervising their efforts, and actually drilling the well to the target zone. Should the well be successful, the operator will thereafter be responsible for completing the well and connecting it to the most appropriate transmission facility for the hydrocarbons produced. The Company expects to pay the operator commercially prevailing rates. The Company intends to ensure that the operator selected has insurance believed to be adequate.

         The operator will be the caretaker of the well once production has commenced. As such, the operator will be responsible for paying bills related to the well, billing working interest owners for their proportionate expenses in drilling and completing the well, and selling the production from the well. Unless each interest owner sells its production separately, the operator will collect purchase payments from the purchaser of the production, and, once a division order has been established and confirmed by the interest owners, the operator will issue checks to each interest owner in accordance with its appropriate interest. The operator will not perform these functions when each interest owner sells its production separately, in which case the interest owners will undertake these activities separately. After production commences on a well, the operator also will be responsible for maintaining the well and the wellhead site during the entire term of production or until such time as the operator has been replaced.

         Although the Company presently does not intend to seek status as a licensed operator, if in the future the Company believes that seeking licensed operator status is appropriate and the Company has adequate staff available to it, the Company may decide to operate its own wells.

         The Company has entered into an agreement with Brammer Engineering, Inc., engaging this company to act as the contract operator of the first two wells drilled by the Company. Brammer has represented that it was founded in 1968 and has a staff of over 100 oil and gas professionals. Management believes that Brammer is amply qualified to act as the contract operator of the Company's wells. For future wells, the Company may use the services of Brammer or other qualified contract operators. Management anticipates no significant issues related to procuring the services of qualified contract operators in connection with the initial phase of the Company's plan of operation. Notwithstanding the preceding, drilling activity in the area of the Company's proposed initial activities has been and continues to be extremely high. This situation exposes the Company to certain risks, which are described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. Of these risks, the Company has experienced difficulty in procuring the services of qualified drillers and service providers. This difficulty has delayed and may continue to delay the Company in executing its plan of operation and may result in higher costs for these services. These delays may continue and could materially adversely affect our operations, which could materially adversely affect the Company's business, financial condition and results of operations

         Each well will be drilled and tested individually. If commercially producible amounts of oil or gas are present, the well will be completed and facilities installed to connect to gathering or pipeline facilities. Completed wells that are producing and connected to distribution pipelines will begin generating revenues as soon as they begin flowing although actual funds for the sale of production may be delayed and not be received until 30 days after the end of the month of sale or even longer. For wells with successful productions tests, the Company may need to install necessary infrastructure to permit delivery of the Company's gas from the wellhead to a major pipeline. The Company has identified the locations of all major gathering and other facilities currently installed in the general vicinity of the Company's target area and has initiated contacts with the owners of these facilities to ascertain their specific requirements with respect to transporting the Company's gas to pipelines for transmission, including expected production volumes, gas quality, and connection costs. Management believes that these pipelines usually purchase all available gas that is in the vicinity of their systems. However, some of the owners of these pipelines produce their own gas, which they also transport along with other third-party gas such as that the Company intends to produce. Most of the pipelines in the area of the Company's current oil and gas interests are not required by law to transport any gas that the Company may produce. As a result, if pipelines in the area reach capacity, any productive natural gas well developed by the Company could be "shut-in" because of a lack of available natural gas pipeline capacity.

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

Recent Developments

         As of the end of the period covered by this Report, the Company had acquired a total leased acreage position of 69,016 gross acres and 66,029 net acres in various Texas counties in the Barnett Shale, including Jack, Wise, Denton, Cooke, Montague, Hill, Ellis, Hamilton, Comanche and Mills Counties. All of this acreage (other than 40 gross acres and 30 net acres) is "undeveloped acreage," which the U.S. Securities and Exchange Commission (the "Commission") defines as "lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves." Of the Company's acreage, 40 gross acres and 30 net acres is regarded as "developed" acreage. The Company completed its first well, the Lucille Pruitt #1, during November 2004. As of the end of the period covered by this Report, the Company is in the process of completing its second well, the Lucille Pruitt #2 H. For additional information regarding these two wells, see the table captioned "STATUS OF WELLS AS OF AUGUST 1, 2005" below. In the fall of 2004, the Company entered into a standard gas sales agreement with Dynegy, Inc. pursuant to which Dynegy has agreed to purchase from the Company all production that is realized from the approximately 352-acre tract upon which the Company's first two wells were drilled and future Company wells are expected to be drilled.

         Moreover, the Company has completed its processing of a three-dimensional seismic survey that it acquired over a leased property in northern Hill County, Texas. Based on this survey, the Company selected a site for the first well to be drilled on this property. As of the end of the period covered by this Report, the Company has commenced permitting this well site and will construct this site in due course. Utilizing the foregoing three-dimensional seismic survey, the Company has also identified additional sites in northern Hill County for drilling in due course. The Company cannot assure anyone that it will find any commercially producible amounts of oil or gas as a result of this drilling program.

         On April 18, 2005, the Company entered into an agreement (the "EBS Agreement") with EBS Oil and Gas Partners Production Company, L.P. ("EBS"), a privately held entity engaged in the drilling and completion of wells on various oil and gas leases covering lands located in Cooke, Montague, and Wise Counties, Texas. Under the terms of the EBS Agreement, the Company will make available to EBS, on a revolving basis, funds of up to a maximum sum of $1,000,000 outstanding at any given time. The funds will be advanced to cover the costs incurred by EBS in connection with its acquisition of oil and gas leases. The Company will have the discretion as to whether or not to make any advances with respect to any particular lease presented by EBS for financing pursuant to the EBS Agreement. In consideration of the Company's providing this financing, the Company will receive (a) an interest in each lease with respect to which amounts are advanced, the type and amount of the interest depending on the size of the net revenue interest of the leasehold interest owners in the related lease, and
(b) an option to acquire an undivided interest (up to 25% without EBS's consent) in each lease with respect to which amounts are advanced. As of the end of the period covered by this Report, EBS owed an outstanding balance to the Company under the EBS Agreement of $269,060. Moreover, as of the end of the period covered by this Report, the Company had received interests in two wells pursuant to the EBS Agreement, the wells being the Kirby No. 1 and the Elam No. 1. Subsequent to the end of the period covered by this Report, the Company received interests in an additional well pursuant to the EBS Agreement, the Mitchell No.
1. In addition, separate and apart from the EBS Agreement, the Company has acquired from EBS an interest in another well, the Smith No. 1. For additional information regarding these and the Company's other wells, see the table captioned "STATUS OF WELLS AS OF AUGUST 1, 2005" below.

         Effective July 1, 2004, the Company acquired from 3-R Production, Inc. oil and gas leases and interests in three marginal producing wells, the Massey #1, the Dean #1 and the Cynthia Dale #1. The purchase price for these assets was $69,375. Currently, 555 gross acres are held pursuant to the purchased leases. Century Petroleum, Inc., a successor to 3-R Production, is the contract operator for the three wells. For additional information regarding these three wells, see the table captioned "STATUS OF WELLS AS OF AUGUST 1, 2005" below.

         The following table gives certain information regarding the status of wells in which the Company owns an interest:

                      STATUS OF WELLS AS OF AUGUST 1, 2005

     Well                Interest                  Status             Operator

1. Pruitt #1        75% working interest         Producing             Brammer

2. Pruitt #2-H      100% working interest        Waiting on Frac       Brammer

3. Mitchell # 1     25% working interest &       Drilling              EBS
                       override

4. Kirby # 1        25% working interest &       Flowing back          EBS
                       override

5. Elam # 1         25% working interest &       Waiting on frac       EBS
                       override

6. Smith # 1        25% working interest &       Waiting on pipeline   EBS
                       override

7. Massey #1        100% working interest        Producing             Century

8. Dean #1          100% working interest        Producing             Century

9. Dale #1          100% working interest        Producing             Century

Capital Requirements

         From the time that the Company changed its business to oil and gas exploration and development in February 2004 through the beginning of November 2004, the Company financed its business through a series of financings that could be regarded as involving "seed" capital or bridge financing. These financings were undertaken to sustain the Company until it could raise additional long-term capital. Many of these financings were funded in whole or in part by members of the Company's management, either directly or through entities controlled by them. This "seed" capital included a total of $1.11 million in debt financing, all of which has either been repaid or converted into equity. In connection with these borrowings, the Company granted warrants to purchase up to an aggregate of 820,000 shares of the Company's common stock for a per-share exercise price of $.50. These warrants have a term of and are exercisable for five years. With regard to equity financings, in February 2004 the Company raised some "seed" capital from management by selling to them, directly or through entities controlled by them, a total or 4,080,000 shares of the Company's common stock for a per-share purchase price of $.01. During the quarter ended June 30, 2004, the Company completed a second round of equity financing by selling 385,500 units of the Company's securities to a total of 17 accredited investors. Each unit was comprised of two shares of the Company's common stock and a warrant to purchase one share of the Company's common stock at a per share price of $2.50. The warrants have a term of and are exercisable for two years. The purchase price for a unit was $2.00, with the Company receiving aggregate offering proceeds of $771,000 from the offering.

         On November 2, 2004, the Company completed the private placement of an aggregate of 10,000,000 shares of its common stock, $.01 par value, at a price of $2.00 per share. The cash offering resulted in $20 million in gross proceeds and approximately $18.5 million in net proceeds to the Company after deducting placement-related costs. The shares were issued to a total of 50 investors, all of whom are accredited. The Company's placement agent received a placement fee in the amount of $1,400,000, and was granted a five-year warrant to purchase 300,000 shares of common stock at a purchase price of $2.00 per share. A portion of the proceeds from this private placement was used to retire indebtedness in the aggregate original principal amount of $810,000 plus interest. All of this indebtedness was either owed directly to members of the Company's management or owed to entities controlled by members of the Company's management. Some of this indebtedness was secured by all of the Company's assets, including the Company's current oil and gas interests as well as all such interests to be acquired in the future. In connection with the payment of this indebtedness, the liens on the Company's assets were released. In addition, in connection with the closing of the private placement, a holder of a short-term convertible promissory note having a principal balance of $300,000 converted the principal balance of the promissory note into 150,000 shares of the Company's common stock. As a result of these transactions, the Company does not now have any secured indebtedness or any indebtedness on any promissory note. The Company expects that, as its plan of operation progresses, the Company will seek third party debt financing to further such plan.

         Production from successful wells in the Company's exploration and drilling program would provide the Company with cash flow, and proven reserves would increase the value of the Company's leased rights and should enable the Company to obtain bank financing (after the wells have produced for a period of time to satisfy a prospective lender). Cash flow and conventional bank financing are as critical to the Company's plan of operation as the equity infusion from the Company's private placement that resulted in approximately $18.5 million in net proceeds. Management believes that, if the Company's plan of operation progresses (and production is realized) as planned, sufficient cash flow, conventional bank financing and other debt financing will be available for purposes of properly pursuing the Company's plan of operation, although the Company can make no assurances in this regard. Management believes that the Company's current funds, anticipated cash flow and anticipated debt financing will be sufficient to cover the cash needs of the Company for the next 12 months, although there can be no assurance in this regard.

         To conserve on the Company's capital requirements, the Company may in the future issue shares in lieu of cash payments to employees and outside consultants, as it has done on a limited basis in the past. Moreover, to conserve on the Company's capital requirements, the Company intends occasionally to seek other industry investors who are willing to participate in the Company's exploration and production activities. The Company expects to retain a promotional interest in these prospects, but generally the Company will fund a portion (and sometimes a significant portion) of the acquisition and drilling costs. Also, the Company may acquire interests in properties by issuing shares of its common stock.

Financial Information

            Financial results for the quarter and year-to-date periods ended June 30, 2005 are not comparable to financial results for the quarter and year-to-date periods ended June 30, 2004 as the Company had limited business operations during the first half of 2004. The Company's oil and gas operations commenced in earnest with the drilling of the Company's first well, the Lucille Pruitt #1, which was completed during November 2004.

                       The Company's total revenues of $139,264 in the quarter ended June 30, 2005 are attributable to $49,245 of oil and gas sales primarily from the Company's first well, the Lucille Pruitt #1, and $90,019 of interest income. The Company had no oil and gas revenues for the quarter ended June 30, 2004 and $1,217 of interest income. The Company realized interest income for the quarter ended June 30, 2005 in the amount of $90,019 reflecting investment returns on higher cash and marketable securities balances throughout the period from funds raised in the private placement completed on November 2, 2004. Total oil and gas revenues declined from the first quarter to the second quarter of 2005 reflecting the impact of natural decline on the Pruitt #1 well's daily production rate.

            Expenses for the quarter ended June 30, 2005 were $551,730 as compared to $157,380 in start-up activities expenses for the quarter ended June 30, 2004, and $609,263 in expenses for the first quarter of 2005.

         The Company incurred a net loss of $412,466, or $0.02 per share, for the quarter ended June 30, 2005 as compared to a net loss of $156,163, or $0.03 per share, for the quarter ended June 30, 2004, and a net loss of $457,551, or $0.03 per share, for the first quarter of 2005.

Future Activities

         If the Company is successful in its initial exploratory activities, the Company expects to continue with the subsequent exploration and development of its current properties and additional properties it may acquire. The continuation of the Company's plan of operation depends on the successful drilling and operation of additional wells that produce commercial quantities of oil and gas and generate significant positive cash flow. The Company intends to lease additional available land to the extent that it believes such land will further the Company's exploration and development activities. Such leases could be in the Barnett Shale, other regions in Texas, or in areas outside of the state of Texas.

Item 3.  Controls and Procedures

         The Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The Company's internal controls over financial reporting during the Company's most recently completed fiscal quarter changed substantially. These changes include the expansion of the Board of Director's on March 31, 2005 to include three independent directors, each of whom was appointed a member of the recently chartered Audit Committee, and the addition to staff of a Controller/Principal Accounting Officer. The Audit Committee members were actively involved in reviews of the first and second quarters' financial statements and the Chairman of the Audit Committee met with the Company's Outside Auditors. The addition of a Controller has allowed the Company to enhance controls over the authorization, recording, processing and reporting of transactions. With a staff of only three employees, there remains an inherent lack of segregation of duties, although the situation has significantly improved as a result of the additional oversight provided by the additional staff resource. Management does not expect that the Company's disclosure controls and procedures will prevent or detect all errors or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, but not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is currently involved in certain pending legal proceedings. The Company believes that each of these proceedings is routine and incidental to the Company's business. The Company further believes that an adverse or a favorable outcome in any or all of these proceedings will not materially affect the Company either adversely or favorably (as the case may be), although there can be no assurances in this regard. Moreover, in the future, the Company may become involved in various additional legal proceedings from time to time, either as a plaintiff or as a defendant, and either in or outside the normal course of business. The Company is not now in a position to determine when (if ever) such a legal proceeding may arise. If the Company ever becomes involved in a legal proceeding, the Company's financial condition, operations, or cash flows could be materially adversely affected, depending on the facts and circumstances relating to such proceeding."

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

                  (b) Reports on Form 8-K

                  The Registrant filed a Current Report on Form 8-K on April 13, 2005 filing a copy of certain slides that the Registrant intends to use in presentations to interested parties, including analysts and prospective investors and to post on the Registrant's Web site.

                  The Registrant filed a Current Report on Form 8-K on April 22, 2005 reporting on the entry into a material agreement with EBS Oil and Gas Partners Production Company, L.P.

                  The Registrant filed a Current Report on Form 8-K on May 19, 2005 reporting on the appointment of Sean J. Austin as Registrant's Vice President and Corporate Controller.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  WESTSIDE ENERGY CORPORATION
                                  (Registrant)


                                  By: /s/ Jimmy D. Wright
                                  Jimmy D. Wright,
                                  President
                                  (Principal Executive
                                  Officer and Principal
                                  Financial Officer)


                                  By: /s/ Sean J. Austin
                                  Sean J. Austin,
                                  Vice President and
                                  Corporate Controller
                                  (Principal Accounting
                                  Officer)



Dated: August 8, 2005


>