Form 10KSB/A
period 2004-12-31
WESTSIDE ENERGY CORP
filed 2005-10-11
CIK 1024109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                (Amendment No. 1)


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

                                      INDEX

                                                                     Page Number

                                    PART II.

Item 8A.          Controls and Procedures.                                   3

                                    PART IV.

Item 13.          Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K                                    4

               AMENDMENT NO. 1 TO THE ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                EXPLANATORY NOTE

     We are filing this Amendment No. 1 (the "Amendment") to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the "Annual Report") to amend Item 8A and certain footnotes to our financial statements. This Amendment amends and restates in their entirety only Items 8A and 13. It does not affect any other Items in the Annual Report, and those unaffected Items are not included in this Amendment.

     This Form 10-K/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report, including any amendments to those filings.




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


         The Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Annual Report on Form 10-KSB were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

23.01     Consent of Malone & Bailey, PLLC - filed herewith
23.02     Consent of Netherland, Sewell & Associates, Inc. - previously filed
31.1      Sarbanes Oxley Section 302 Certification
32.1      Sarbanes Oxley Section 906 Certification
99.01     The Company's Year 2004 Consultant Compensation Plan (filed as Exhibit

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


Revenue Recognition

Westside records oil and gas revenues following the entitlement method of accounting for production, in which any excess amount received above Westside's share is treated as a liability. If less than Westside's share is received, the underproduction is recorded as an asset. Westside did not have an imbalance position in terms of volumes or values at December 31, 2004.


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


Stock-Based Compensation

Westside had no stock-based compensation to employees through December 31, 2004. Subsequent to 2004, Westside began issuing common stock to employees for compensation. Westside will record as compensation expense the fair value of such shares as calculated pursuant to Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), recognized over the related service period. Westside has no option plans for its employees. Westside accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, "Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services." Common stock issued to non-employees and consultants is based upon the fair value of the services received or the fair value of the equity instruments issued whichever value is more reliably measurable.


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
                                             ==========              ==========


Westside has determined, based upon a Black-Scholes model, that the fair value of the warrants on the date of grant was approximately $1,848,000, using an expected life of two to five years, volatility of 131% and a risk-free interest rate of 2.0%.

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

October 7, 2005                              WESTSIDE ENERGY CORPORATION


                                            By: /s/ Jimmy D. Wright
                                            Jimmy D. Wright,
                                            President