Form 10QSB/A
period 2005-03-31
WESTSIDE ENERGY CORP
filed 2005-10-11
CIK 1024109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                (Amendment No. 1)


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
                                                                 ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 10,000,000 shares
       authorized, none issued and outstanding
    Common stock, $.01 par value, 50,000,000 shares
       authorized, 17,121,887 shares issued and outstanding           171,220
    Additional paid-in capital                                     22,470,250
    Retained deficit                                               (3,918,895)
    Other comprehensive loss                                              (81)
                                                                 ------------
       Total stockholders' equity                                  18,722,494
                                                                 ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 18,781,269
                                                                 ============
                                        3

                           WESTSIDE ENERGY CORPORATION
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2005 and 2004



                                                     2005            2004
                                                  ----------     ----------
Revenues
  Oil and gas sales                               $   71,976     $        -

                                                  ----------     ----------

Total Revenues                                        71,976              -


Expenses
  Production costs                                     8,661              -
  General and administrative expense                 364,270         20,743
  Depreciation, depletion, and amortization           50,997              -
  Impairment                                         185,335              -
  Interest expense                                         -          4,573
                                                  ----------     ----------
Total Expenses                                       609,263         25,316

                                                  ----------     ----------
Loss from Operations                                (537,287)       (25,316)
                                                  ----------     ----------
Other Revenues
  Interest income                                     79,736            284
                                                  ----------     ----------

    NET LOSS                                     $  (457,551)    $  (25,032)
                                                 ===========     ==========


Basic and diluted loss per common share          $     (0.03)    $    (0.00)
Weighted average common shares outstanding        17,085,818      5,141,164

                           WESTSIDE ENERGY CORPORATION
                            STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2005 and 2004


                                                      2005            2004
                                                 ------------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                     $   (457,551)     $(25,032)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Impairment                                    185,335             -
        Stock issued for services                      54,446             -
        Amortization of discount                            -         1,886
        Depreciation, depletion, and amortization      50,997             -
        Imputed interest                                    -           354
    Changes in:
        Accounts receivable                            43,273         5,084
        Prepaid expenses                                8,137             -
        Accounts payable and accrued expenses         (79,181)            -
                                                  -----------      --------
NET CASH USED IN OPERATING ACTIVITIES                (194,544)      (17,708)
                                                  -----------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of marketable securities              (3,450,081)            -
    Purchase of equipment                              (6,538)            -
    Purchase of oil and gas interests                (858,672)            -
                                                  -----------      --------
NET CASH USED IN INVESTING ACTIVITIES              (4,315,291)            -
                                                  -----------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from sale of stock                       145,000        40,800
    Proceeds from notes                                     -       280,000
    Payments for fundraising                           (2,121)            -
                                                  -----------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES             142,879       320,800
                                                  -----------      --------
NET CHANGE IN CASH                                 (4,366,956)      303,092

CASH BALANCES
    -Beginning of period                           15,995,691           388
                                                  -----------      --------
    -End of period                                $11,628,735      $303,480
                                                  ===========      ========

SUPPLEMENTAL DISCLOSURES
    Income taxes paid                             $         -      $      -
    Interest paid                                           -             -

Non-cash investing and financing activities
    Stock issued for oil and gas interest                   -        20,619
    Discount on notes payable                               -        20,635
  Unrealized loss                                         (81)            -

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

            The Company's total revenues of $71,976 in the quarter ended March 31, 2005 are attributable to oil and gas sales from the Company's first well, the Lucille Pruitt #1. The Company had no oil and gas revenues for the quarter ended March 31, 2004. The Company realized interest income for the quarter ended March 31, 2005 in the amount of $79,736 reflecting investment returns on higher cash balances throughout the period from funds raised in the private placement completed on November 2, 2004. Interest income for the first quarter of 2004 was $284.Total oil and gas revenues declined from the fourth quarter of 2004 to the first quarter of 2005 reflecting the impact of the expected natural decline in the well's daily production rate.

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



Dated: October 7, 2005
                                       15