Form 10QSB/A
period 2005-06-30
WESTSIDE ENERGY CORP
filed 2005-10-11
CIK 1024109

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

                                      INDEX



PART I.  FINANCIAL INFORMATION                                            Page



         Item 1.  Financial Statements

         Financial statements of Westside Energy Corporation:

                  Balance sheet as of June 30, 2005                         3

                  Statement of income for the three months
                  and six months ended June 30, 2005 and June 30, 2004      4

                  Statements of cash flows for the six months ended
                    June 30, 2005 and June 30, 2004                         5

                  Notes to financial statements                             6




         Item 2.  Plan of Operations                                       10



         Item 3.  Controls and Procedures                                  17




PART II. OTHER INFORMATION




         Item 1.     Legal Proceedings                                     18



         Item 6.     Exhibits and Reports on Form 8-K                      18


                        (a) Exhibits (b) Reports on Form 8-K


SIGNATURE                                                                  19

PART I.   FINANCIAL INFORMATION



Item 1.   Financial Statements

                           WESTSIDE ENERGY CORPORATION
                                  BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)



ASSETS

Current Assets
  Cash                                                          $   8,030,499
  Marketable securities                                             3,325,000
  Accounts receivable                                                 127,848
  Prepaid insurance                                                    14,104
  Advances to operators                                               889,990
                                                                  -----------
Total current assets                                               12,387,441

Oil & gas properties, using
  successful efforts accounting

     Proved properties                                                925,185
     Unproved properties                                            5,983,274
     Accumulated depreciation, depletion,

        amortization, & impairment                                   (628,618)
                                                                -------------

Net oil & gas properties                                            6,279,841
Office furniture & equipment, net of

  accumulated depreciation of $18,359                                  33,056
                                                                 ------------


    TOTAL ASSETS                                                 $ 18,700,338

                                                                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities-accounts payable and
  accrued expenses                                               $    528,081

Other non-current liabilities-asset retirement
    obligations                                                         6,862
                                                                 ------------
TOTAL LIABILITIES                                                     534,943

STOCKHOLDERS' EQUITY

    Preferred stock, $.01 par value, 10,000,000 shares
       authorized, none issued and outstanding                              -
    Common stock, $.01 par value, 50,000,000 shares
       authorized, 17,299,553 shares issued and outstanding           172,995
    Additional paid-in capital                                     22,911,251

  Retained earnings                                                (4,668,989)
  Deferred compensation                                              (249,781)
  Other comprehensive loss                                                (81)

                                                                  -----------

       Total stockholders' equity                                  18,165,395

                                                                  -----------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 18,700,338

                                                                  ===========

                           WESTSIDE ENERGY CORPORATION
                               STATEMENT OF INCOME
                Three and Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)


                                Three Months                 Six Months
                              2005           2004          2005        2004
                           ----------     ----------    ---------   ----------
Revenues

  Oil and gas sales        $   49,245     $       -     $ 121,221   $       -


                           ----------     ----------    ----------  ---------

Total Revenues                 49,245             -       121,221           -

                           ----------     ----------    ----------  ---------
Expenses

  Production costs             39,194             -        47,855           -
  Exploration                 337,627             -       337,627           -
  General and

    administrative expense    468,488       157,025       832,758     177,768
  Depreciation, depletion,
    and amortization           44,048             -        95,045           -
  Impairment                        -             -       185,335           -
  Interest expense                  -           355             -       4,927
                           ----------     ----------    ----------  ----------

Total Expenses                889,357       157,380     1,498,620     182,695

                           ----------     ----------    ----------  ----------

Loss from Operations         (840,112)     (157,380)   (1,377,399)   (182,695)
                           ----------     ----------    ----------  ----------
Other Revenues
  Interest income              90,019         1,217       169,755       1,500
                           ----------     ----------    ----------  ----------

       NET LOSS            $ (750,093)   $ (156,163)  $(1,207,644)  $(181,195)

                           ==========    ==========    ==========   ==========

Basic and diluted loss

    per common share       $     (.04)   $     (.03)   $     (.07)  $    (.04)

Weighted average common
    shares outstanding     17,270,371     6,067,177    17,178,295   4,505,471

                           WESTSIDE ENERGY CORPORATION
                            STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)


                                                     2005             2004
                                                 -----------        --------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                    $(1,207,644)       $ (181,195)
    Adjustments to reconcile net loss to net

      cash used in operating activities:
      Stock issued for services                     167,441                 -
      Impairment                                    185,335                 -
      Imputed interest                                    -              708
      Amortization of discount on note payable            -           23,324
    Depreciation, depletion and amortization         95,045                -
      Changes in:
        Accounts receivable                         (12,914)               -
        Advances to operators                      (889,990)               -
        Prepaid insurance                            16,364                -
        Accounts payable and accrued expenses       396,878           17,428
     Advances from joint venture partners                 -           94,452
                                                -----------         --------

NET CASH USED IN OPERATING ACTIVITIES            (1,249,485)         (45,283)

                                                -----------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of marketable securities              (3,450,081)               -
  Proceeds from sale of marketable securities       125,000                -
  Purchase of office equipment                      (25,506)               -
  Capital expenditures for oil

    and gas properties                           (3,587,999)        (730,085)

                                                -----------         --------

NET CASH USED IN INVESTING ACTIVITIES            (6,938,586)        (730,085)

                                                -----------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable                           -          410,000
    Payments for fundraising                         (2,121)               -
    Proceeds from sale of common stock              225,000          811,800
                                                -----------        ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES           222,879        1,221,800
                                                -----------        ---------
NET CHANGE IN CASH                               (7,965,192)         446,432

CASH BALANCES
    -Beginning of period                         15,995,691              388
                                                -----------        ---------
    -End of period                              $ 8,030,499        $ 446,820
                                                ===========        =========
SUPPLEMENTAL DISCLOSURES
    Income taxes paid                                     -                -
    Interest paid                                         -                -

NON-CASH DISCLOSURES:
Stock issued for oil and gas interests                    -           20,619
Discount on note payable                                  -          117,311
Unrealized loss                                         (81)               -
Stock issued for deferred compensation              249,781                -

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


NOTE 5 - COMPREHENSIVE LOSS

Comprehensive loss is composed of net loss and other comprehensive income
(loss), which includes the change in unrealized gains and losses on available-for-sale securities. The following table outlines the changes in other comprehensive loss for the six months ended June 30, 2005 and 2004:

                                                        2005          2004
                                                    ----------     ----------

Net Loss                                           $(1,207,644)    $ (181,195)


Other Comprehensive Loss
  Unrealized loss on marketable securities                 (81)             -
                                                    ----------     ----------

Comprehensive Loss                                 $(1,207,725)    $ (181,195)

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

NOTE 7 - RESTATEMENT

The following summarizes the restatement of the balance sheet and income statement for the related errors due primarily to a misclassification of seismic costs as capitalized oil and gas properties instead of exploration costs. Additionally, interest income has been reclassified as other revenues.

                                  BALANCE SHEET
                                  JUNE 30, 2005


                                Previously          Increase
CURRENT ASSETS:                    Stated          (Decrease)         Restated

                                ----------------------------------------------


   ASSETS

   Cash                         $    8,030,499                    $  8,030,499
   Marketable securities             3,325,000                       3,325,000
   Accounts receivable                 127,848                         127,848
   Prepaid insurance                    14,104                          14,104
   Advances to operators               889,990                         889,990

                                -----------------------------------------------


         Total current assets       12,387,441                      12,387,441

                                -----------------------------------------------


Oil & gas properties:
  Proved properties                    925,185                         925,185
  Unproved properties                6,320,901    $    (337,627)     5,983,274
  Accumulated depreciation,
    depletion, amortization
    & impairment                      (628,618)                       (628,618)

                                -----------------------------------------------

Net oil & gas properties             6,617,468         (337,627)     6,279,841
Office furniture and equipment, net     33,056                          33,056

                                -----------------------------------------------

                  Total assets  $   19,037,965    $    (337,627)  $ 18,700,338

                                ===============================================


LIABILITIES AND STOCKHOLDERS' EQUITYT

CURRENT LIABILITIES - Accounts
  payable and accrued
  expenses                      $      528,081                    $    528,081
Other non-current liabilities
  - asset retirement
  obligations                            6,862                           6,862

                                ----------------------------------------------

                  Total liabilities    534,943                         534,943

                                -----------------------------------------------

STOCKHOLDERS' EQUITY
   Preferred stock                           -                               -
   Common stock                        172,995                         172,995
   Additional paid-in capital       22,911,251                      22,911,251
   Retained deficit                 (4,331,362)   $    (337,627)    (4,668,989)
   Deferred compensation              (249,781)                       (249,781)
   Other comprehensive loss                (81)                            (81)

                                -----------------------------------------------


Total stockholders' equity          18,503,022         (337,627)    18,165,395

                                -----------------------------------------------


Total liabilities and
  stockholders' equity          $   19,037,965   $     (337,627)  $ 18,700,338

                                ===============================================

                             STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 2005


                                 Previously         Increase
                                   Stated          (Decrease)        Restated

                              ------------------------------------------------


Revenues - oil and gas sales  $      49,245                      $      49,245

                              -------------------------------------------------


Expenses:
Production costs                     39,194                             39,194
Exploration                               -    $     337,627           337,627
General and administrative
  expense                           468,488                            468,488
Depreciation, depletion and
  amortization                       44,048                             44,048
Impairment                                -                                  -
Interest expense                          -                                  -

                              -------------------------------------------------


         Total expenses             551,730          337,627           889,357

                              -------------------------------------------------


         Loss from operations      (502,485)        (337,627)         (840,112)


OTHER REVENUES - Interest income     90,019                             90,019


                              -------------------------------------------------


NET LOSS                      $    (412,466)   $   (337,627)     $    (750,093)

                              =================================================


Basic and diluted loss per
  common share                $       (0.02)                             (0.04)

                              =================================================


Weighted average common
  shares outstanding             17,270,371                         17,270,371

                              =================================================



                             STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2005


                               Previously          Increase
                                 Stated           (Decrease)        Restated

                             -------------------------------------------------


Revenues - oil and gas sales $     121,221                       $     121,221

                             -------------------------------------------------


Expenses:
Production costs                    47,855                              47,855
Exploration                              -    $     337,627            337,627
General and administrative
  expense                          832,758                             832,758
Depreciation, depletion
  and amortization                  95,045                              95,045
Impairment                         185,335                             185,335
Interest expense                         -                                   -

                            --------------------------------------------------


         Total expenses          1,160,993          337,627          1,498,620

                            --------------------------------------------------


      Loss from operations      (1,039,772)        (337,627)        (1,377,399)


OTHER REVENUES - Interest
  income                           169,755                             169,755


                            --------------------------------------------------


NET LOSS                    $     (870,017)   $    (337,627)    $   (1,207,644)

                            ===================================================



Basic and diluted loss
  per common share          $        (0.05)                     $        (0.07)

                            ==================================================


Weighted average common
  shares outstanding            17,178,295                          17,178,295

                            ==================================================

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

           The Company's total revenues of $49,245 in the quarter ended June 30, 2005 are attributable to oil and gas sales primarily from the Company's first well, the Lucille Pruitt #1. The Company had no oil and gas revenues for the quarter ended June 30, 2004. The Company realized interest income for the quarter ended June 30, 2005 in the amount of $90,019 reflecting investment returns on higher cash and marketable securities balances throughout the period from funds raised in the private placement completed on November 2, 2004. Interest income for the second quarter of 2004 was $1,217. Total oil and gas revenues declined from the first quarter to the second quarter of 2005 reflecting the impact of natural decline on the Pruitt #1 well's daily production rate. This compares to interest income of $1,217 for the quarter ended June 30, 2004.

            Expenses for the quarter ended June 30, 2005 were $889,357 as compared to $157,380 in start-up activities expenses for the quarter ended June 30, 2004, and $609,263 in expenses for the first quarter of 2005. The 2005 expenses include exploratory expenses of $337,627 for three-dimensional seismic survey costs.

         The Company incurred a net loss of $750,093, or $0.04 per share, for the quarter ended June 30, 2005 as compared to a net loss of $156,163, or $0.03 per share, for the quarter ended June 30, 2004, and a net loss of $457,551, or $0.03 per share, for the first quarter of 2005.

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



Dated: October 7, 2005