Form 10QSB
period 2005-09-30
WESTSIDE ENERGY CORP
filed 2005-11-14
CIK 1024109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the quarterly  period ended: September 30, 2005

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

The number of shares of common stock, $.01 par value, outstanding as of November
 9, 2005: 17,376,745 shares

Transitional Small Business Disclosure Format (check one):   Yes ___   No  X
                                                                          ---

                           WESTSIDE ENERGY CORPORATION
                         PERIOD ENDED SEPTEMBER 30, 2005

                                                        INDEX

PART I.  FINANCIAL INFORMATION                                          Page

         Item 1.  Financial Statements

         Financial statements of Westside Energy Corporation:

                  Balance sheet as of September 30, 2005                   3

                  Statement of income for the three months and
                    nine months ended September 30, 2005 and
                    September 30, 2004                                     4

                  Statements of cash flows for the nine months
                    ended September 30, 2005 and September
                    30, 2004                                               5

                  Notes to financial statements                            6

         Item 2.  Plan of Operations                                       7

         Item 3.  Controls and Procedures                                 11

PART II.  OTHER INFORMATION

         Item 1.     Legal Proceedings                                    11

         Item 6.     Exhibits and Reports on Form 8-K                     11

                     (a) Exhibits

                     (b) Reports on Form 8-K

SIGNATURE                                                                 12

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                           WESTSIDE ENERGY CORPORATION
                                  BALANCE SHEET
                               September 30, 2005
                                   (unaudited)


ASSETS

Current Assets
  Cash                                                          $   6,012,777
  Certificate of deposit                                               25,000
  Marketable securities                                             3,450,000
  Accounts receivable                                                 190,085
  Prepaid assets                                                       55,786
                                                                  -----------
Total current assets                                                9,733,648

Oil & gas properties, using
  successful efforts accounting
     Proved properties                                              3,683,210
     Unproved properties                                            5,884,366
     Accumulated depreciation, depletion,
        amortization, & impairment                                   (657,372)
                                                                -------------
Net oil & gas properties                                            8,910,204


Office furniture & equipment, net of
    accumulated depreciation of $34,887                                16,528
                                                                 ------------

TOTAL ASSETS                                                     $ 18,660,380
                                                                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities-accounts payable and
    accrued expenses                                             $    763,417
Non-current liabilities-asset
    retirement obligations                                             13,940
                                                                  -----------
TOTAL LIABILITIES                                                     777,357
                                                                  -----------

STOCKHOLDERS' EQUITY

    Preferred Stock, $.01 par value, 10,000,000 shares
       authorized, none issued and outstanding
    Common Stock, $.01 par value, 50,000,000 shares
       authorized, 17,376,245 shares issued and outstanding           173,762
    Additional paid-in capital                                     22,911,472
    Retained deficit                                               (4,989,067)
  Deferred compensation                                              (213,046)
  Other comprehensive loss                                                (98)
                                                                  -----------
       TOTAL STOCKHOLDERS' EQUITY                                  17,883,023
                                                                  -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 18,660,380
                                                                 ===========

                           WESTSIDE ENERGY CORPORATION
                               STATEMENT OF INCOME
             Three and Nine Months Ended September 30, 2005 and 2004
                                   (unaudited)


                                 Three Months                 Nine Months
                              2005            2004          2005         2004
                          ----------       ----------    ---------  ----------
Revenues
  Oil and gas sales       $   78,525       $        -    $ 199,746   $      -
                          ----------       ----------   ---------   ---------
Total Revenues                78,525                -      199,746          -

Expenses
  Production costs            14,973                -       62,828          -
  Exploration expense         13,383                -      351,010          -
  General and
    administrative expense   410,682          361,129    1,243,440     516,376
  Depreciation, depletion,
    and amortization          45,499                -      140,544           -
  Impairment                       -                -      185,335           -
  Interest expense                 -           45,390            -       72,838
                          ----------       ----------   ----------   ----------
Total Expenses               484,537          406,519    1,983,157      589,214
                          ----------       ----------   ----------   ----------
Loss from Operations        (406,012)        (406,519)  (1,783,411)    (589,214)
                          ----------       ----------   ----------   ----------
Other Revenues
   Interest income            85,934              524      255,689        2,024
                          ----------       ----------   ----------   ----------
      NET LOSS            $ (320,078)      $ (405,995) $(1,527,722)   $(587,190)
                          ==========       ==========   ==========   ==========

Basic and diluted loss
    per common share      $     (.02)      $     (.06) $     (.09)    $    (.11)
Weighted average common
    shares outstanding    17,376,165        6,898,331  17,245,220     5,254,667

                           WESTSIDE ENERGY CORPORATION
                            STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2005 and 2004
                                   (unaudited)


                                                    2005              2004
                                                  ----------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                    $ (1,527,722)      $ (587,190)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Stock issued for services                    205,164          234,275
        Impairment                                   185,335                -
        Depreciation, depletion and amortization     140,544                -
        Imputed interest                                   -            1,063
        Amortization of discount on note payable           -           53,667
      Changes in:
        Accounts receivable                          (69,040)               -
        Prepaid assets                               (25,318)               -
        Accounts payable and accrued expenses        632,213           23,789
     Advances from joint venture partners                  -           36,499
                                                  ----------         --------
NET CASH USED IN OPERATING ACTIVITIES               (458,824)        (237,897)
                                                  ----------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of marketable securities               (3,575,098)               -
    Proceeds from sale of marketable securities      125,000                -
    Purchase of certificate of deposit               (25,000)               -
    Purchase of office equipment                     (25,506)               -
    Capital expenditures for oil and gas
      properties                                  (6,246,365)      (1,326,204)
                                                  ----------         --------
NET CASH USED IN INVESTING ACTIVITIES             (9,746,969)      (1,326,204)
                                                  ----------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable to
      related parties                                      -          610,000
    Proceeds from notes payable                            -          300,000
    Payments for fundraising                          (2,121)               -
    Proceeds from sale of common stock               225,000          811,799
                                                  ----------         --------
NET CASH PROVIDED BY FINANCING ACTIVITIES            222,879        1,721,799
                                                  ----------         --------
NET CHANGE IN CASH                                (9,982,914)         157,698

CASH BALANCES
    -Beginning of period                          15,995,691              388
                                                  ----------         --------
    -End of period                              $  6,012,777     $    158,086
                                                  ==========         ========

NON-CASH DISCLOSURES:
Stock issued for oil and gas interests          $          -     $     64,119
Discount on note payable                                   -          119,051
Unrealized loss on marketable securities                 (98)               -
Stock issued for deferred compensation               291,480                -

                           WESTSIDE ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION


The accompanying unaudited interim financial statements of Westside Energy Corporation ("Westside"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Westside's latest annual report filed with the SEC on Form 10-KSB/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2004, as reported in the 10-KSB/A, have been omitted.



NOTE 2 - CONCENTRATION OF RISK


At September 30, 2005, Westside's cash in financial institutions exceeded the federally insured deposits limit by $5,912,777. An investment of $4,571,161 in a reverse repurchase agreement is included in cash and cash equivalents at September 30, 2005. The collateral for this investment consisted of a collateralized mortgage obligation with a market value of approximately $4,669,481.

NOTE 3 - MARKETABLE SECURITIES

The marketable securities are deemed by management to be "available-for-sale" and, accordingly, are reported at fair value, with unrealized gains and losses reported in other comprehensive income and reflected as a separate component within stockholders' equity. Realized gains and losses on securities available-for-sale are included in other income/expense and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. These marketable securities have a fair value of $3,450,000 at September 30, 2005.

NOTE 4 - EQUITY

During the first nine months ended September 30, 2005:

   218,000 warrants were exercised at an average price of $1.03 each, for a total of $225,000.

   31,666 shares valued at $123,331 were issued to employees. 7,222 shares vested immediately; the remaining shares vest over a two year period from grant date. As of September 30, 2005, $49,283 has been expensed. The remaining amount of $74,048 is deferred compensation, and will be amortized evenly over the remainder of the vesting period.

   40,000 shares valued at $140,000 were issued to contractors for services.
     13,334 shares vested immediately; the remaining shares vest over a two year period from grant date. As of September 30, 2005, $77,737 has been expensed. The remaining amount of $62,263 is deferred compensation, and will be amortized over the remainder of the vesting period.

   37,998 shares valued at $153,892 were issued to directors for services.
     12,666 shares vested immediately; the remaining shares vest over a two year period from grant date. As of September 30, 2005, $77,157 has been expensed. The remaining amount of $76,735 is deferred compensation, and will be amortized over a two year period from grant date.
>
     Beginning in July 2005, Westside agreed to pay a contractor 250 shares per month for services. As of September 30, 2005, 250 shares valued at $987 were issued and 500 shares valued at $1,748 are classified as accounts payable.

NOTE 5 - COMPREHENSIVE LOSS

Comprehensive loss is composed of net loss and other comprehensive income
(loss), which includes the change in unrealized gain and losses on available-for-sale securities. The following table outlines the changes in other comprehensive loss for the nine months ended September 30, 2005 and 2004:

                                                 2005          2004
                                             ----------     ----------
Net Loss                                   $ (1,527,722)    $ (587,190)
Other Comprehensive Loss
         Unrealized loss on marketable
           securities                               (98)             -

                                             ----------     ----------

Comprehensive Loss                         $ (1,527,820)    $ (587,190)
                                             ==========     ==========

NOTE 6 - COMMITMENT

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

Item 2.   Plan of Operation

General

         In February 2004, Westside Energy Corporation (the "Company") decided to focus its efforts on the acquisition of attractive crude oil and natural gas prospects, and the exploration, development and production of oil and gas on these prospects. For several years prior to February 2004, the Company had been dormant from a business perspective. The Company is focusing its efforts initially in the State of Texas. The Company's major emphasis is on participation in the oil and gas segment, acquiring interests in prospective acreage and producing oil and gas properties, and participating in exploration and development drilling operations. The Company's principal products are crude oil and natural gas, although as of the date of this Quarterly Report the Company has produced these products in only limited quantities. The Company expects to engage in a broad range of activities associated with the oil and gas business in an effort to develop oil and gas reserves. With the assistance of the Company's management, independent contractors retained from time to time by the Company, and, to a lesser extent, unsolicited submissions, the Company intends to identify prospects that it believes are suitable for acquisition and drilling.


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

         In addition to its exploration and drilling activities, the Company expects that it will pursue opportunities to accumulate oil and gas reserves through the purchase of existing reserves from others. In connection with this, the Company may initiate workovers, recompletions, development drilling, secondary and tertiary recovery operations and other production enhancement techniques to maximize current production and the ultimate recovery of reserves acquired or developed.

         There can be no assurance that the Company will be successful in its exploration, exploitation, development and production activities. The oil and gas business involves numerous risks, the principal ones of which are described in the section captioned "Risk Factors" in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2004.

 Initial Activities

         Currently, the Company's primary area of interest is the Barnett Shale play, which is located in the north central part of the state of Texas. Houston-based Mitchell Energy made the first economic completion in the Barnett Shale in the early 1980's. The Barnett Shale is considered a world-class, unconventional, blanket gas reservoir. At current gas prices, wells drilled in this area are regarded as low-risk, high-reward opportunities due to their expected long-term production profiles. Once focused largely in Denton and Wise counties, expansion has occurred into several other counties. Productive characteristics vary widely across the Barnett Shale play, reflecting the geologic variability of the formation itself. These characteristics and their variability present significant operational challenges to the establishment of sufficient recovery efficiency. However, highly detailed reservoir characterization studies and more refined drilling, completion, and fracturing practices have improved well deliverability and economics.

         The initial phase of the Company's plan of operation involves drilling and testing wells on the Company's currently leased acreage in the Barnett Shale to prove reserves, complete promising test wells, extract the oil and gas that the Company finds, and deliver them to market. The Company believes that this acreage is sufficient for a sustained drilling program well into the future. The Company is also in the process of acquiring rights in additional acreage.

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

         Before committing substantial resources, including obtaining necessary permits and preparing for drilling on any particular leased property, the Company plans to complete its due diligence on the leased properties. However, the Company may not in some instances incur the additional expense of retaining lawyers to examine the title to the Company's mineral interests. This practice could expose the Company to certain risks, which are described in the section captioned "Risk Factors" in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2004. The Company did obtain a drill site title opinion for the tract of land on which the Company's first two wells were drilled.

         The Company will select future drill sites based on a variety of factors, including information gathered from historical records and drill logs, proximity to existing pipelines, ease of access for drilling equipment, seismic data, the presence of oil and natural gas production in the immediate vicinity, and consultations with the Company's geologist, geophysicist, operators, drillers and frac companies. As a majority of this research information has already been obtained, the Company believes that the future additional cost of identifying drill sites will be low relative to other costs. With the exception of the evaluation of the geological formations that the Company encounters during the drilling process, the cost of which has been factored into the Company's estimated drilling costs, the Company does not anticipate requiring any further product research except possibly 3-D seismic.

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

         The operator will be the caretaker of the well once production has commenced. As such, the operator will be responsible for paying bills related to the well, billing working interest owners for their proportionate expenses in drilling and completing the well, and selling the production from the well. Unless each interest owner sells its production separately, the operator will collect purchase payments from the purchaser of the production, and, once a division order has been established and confirmed by the interest owners, the operator will issue checks monthly to each interest owner in accordance with its appropriate interest. The operator will not perform these functions when each interest owner sells its production separately, in which case the interest owners will undertake these activities separately. After production commences from a well, the operator also will be responsible for maintaining the well and the wellhead site during the entire term of production or until such time as the operator has been replaced.

         Although the Company presently does not intend to seek status as a licensed operator, if in the future the Company believes that seeking licensed operator status is appropriate and the Company has adequate staff available to it, the Company may decide to operate its own wells.

         The Company has entered into an agreement with Brammer Engineering, Inc., engaging this company to act as the contract operator of the first two wells drilled by the Company. Brammer has represented that it was founded in 1968 and has a staff of over 100 oil and gas professionals. Management believes that Brammer is amply qualified to act as the contract operator of the Company's wells. For future wells, the Company may use the services of Brammer or other qualified contract operators. Management anticipates no significant issues related to procuring the services of qualified contract operators in connection with the initial phase of the Company's plan of operation. Notwithstanding the preceding, drilling activity in the area of the Company's initial activities has been and continues to be extremely high. This situation exposes the Company to certain risks, which are described in the section captioned "Risk Factors" in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2004. Of these risks, the Company has experienced difficulty in procuring the services of qualified drillers and service providers. This difficulty has delayed and may continue to delay the Company in executing its plan of operation and may result in higher costs for these services. These delays may continue and could materially adversely affect our operations, which could materially adversely affect the Company's business, financial condition and results of operations

         Each well will be drilled and tested individually. If commercially producible amounts of oil or gas are present, the well will be completed and facilities installed to connect to gathering or pipeline facilities. Completed wells that are producing and connected to distribution pipelines will begin generating revenues as soon as they begin flowing although actual funds for the sale of production may be delayed and not be received until 30 days after the end of the month of sale or even longer. For wells with successful productions tests, the Company may need to install necessary infrastructure to permit delivery of the Company's gas from the wellhead to a major pipeline. The Company has identified the locations of all major gathering and other facilities currently installed in the general vicinity of the Company's target area and has initiated contacts with the owners of these facilities to ascertain their specific requirements with respect to transporting the Company's gas to pipelines for transmission, including expected production volumes, gas quality, and connection costs. Management believes that these pipelines usually purchase all available gas that is in the vicinity of their systems. However, some of the owners of these pipelines produce their own gas, which they also transport along with other third-party gas such as that the Company intends to produce. Most of the pipelines in the area of the Company's current oil and gas interests are not required by law to transport any gas that the Company may produce. As a result, if pipelines in the area reach capacity, any productive natural gas well developed by the Company could be "shut-in" because of a lack of available natural gas pipeline capacity.

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

Recent Developments

         As of the end of the period covered by this Report, the Company had acquired a total leased acreage position of 68,084 gross acres and 64,361 net acres in various Texas counties in the Barnett Shale, including Jack, Wise, Denton, Cooke, Montague, Hill, Ellis, Hamilton, Comanche and Mills Counties. As of the end of the period covered by this Report, all of this acreage (other than 140 gross acres and 130 net acres) is "undeveloped acreage," which the U.S. Securities and Exchange Commission (the "Commission") defines as "lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves." Of the Company's acreage, 140 gross acres and 130 net acres is regarded as "developed" acreage. The Company completed its first well, the Lucille Pruitt #1, during November 2004, and its second well, the Lucille Pruitt #2H, during September 2005. For additional information regarding these two wells, see the table captioned "STATUS OF WELLS AS OF NOVEMBER 9, 2005" below. In the fall of 2004, the Company entered into a standard gas sales agreement with Dynegy, Inc. pursuant to which Dynegy has agreed to purchase from the Company all production that is realized from the approximately 352-acre tract upon which the Company's first two wells were drilled and future Company wells are expected to be drilled.

         Moreover, the Company has completed its processing of a 4.3 square mile three-dimensional seismic survey that it acquired in northern Hill County over an area that includes a property leased by the Company. Based on this survey, the Company selected a site for the first well to be drilled on this property. As of the date of this Report, the Company has permitted this well site and constructed the drill pad. Utilizing the foregoing three-dimensional seismic survey, the Company has also identified additional sites in northern Hill County to be drilled in due course. The Company cannot assure anyone that it will find any commercially producible amounts of oil or gas as a result of this drilling program.

         On April 18, 2005, the Company entered into an agreement (the "EBS Agreement") with EBS Oil and Gas Partners Production Company, L.P. ("EBS"), a privately held entity engaged in the drilling and completion of wells on various oil and gas leases covering lands located in Cooke, Montague, and Wise Counties, Texas. Under the terms of the EBS Agreement, the Company is making available to EBS, on a revolving basis, funds of up to a maximum sum of $1,000,000 outstanding at any given time. The funds are advanced to cover the costs incurred by EBS in connection with its acquisition of oil and gas leases. The Company has the discretion as to whether or not to make any advances with respect to any particular lease presented by EBS for financing pursuant to the EBS Agreement. In consideration of the Company's providing this financing, the Company receives (a) an interest in each lease with respect to which amounts are advanced, the type and amount of the interest depending on the size of the net revenue interest of the leasehold interest owners in the related lease, and (b) an option to acquire an undivided interest (up to 25% without EBS's consent) in each lease with respect to which amounts are advanced. As of the date of this Report, 3,148 gross acres have been acquired under the EBS Agreement, and EBS owed an outstanding balance to the Company under the EBS Agreement of $395,424. Moreover, as of the date of this Report, the Company had received interests in six wells pursuant to the EBS Agreement. In addition, separate and apart from the EBS Agreement, the Company has acquired from EBS an interest in another well, the Smith No. 1. For additional information regarding these and the Company's other wells, see the table captioned "STATUS OF WELLS AS OF NOVEMBER 9, 2005" below.

         Effective July 1, 2004, the Company acquired from 3-R Production, Inc. oil and gas leases and interests in three low production wells, the Massey #1, the Dean #1 and the Cynthia Dale #1. The purchase price for these assets was $69,375. Currently, 555 gross acres are held by these producing wells. Century Petroleum, Inc., a successor to 3-R Production, is the contract operator for the three wells. For additional information regarding these three wells, see the table captioned "STATUS OF WELLS AS OF NOVEMBER 9, 2005" below.

         The following table gives certain information regarding the status of wells in which the Company owns an interest:

                     STATUS OF WELLS AS OF NOVEMBER 9, 2005

     Well          Interest                  Status                    Operator

1. Pruitt #1       75% working interest      Workover/Refrac           Brammer

2. Pruitt #2-H     100% working interest     Producing                 Brammer

3. Pruitt #3       100% working interest     Expected Spud  -          Brammer
                                                Nov. 18, 2005

4. Kirby #1        25% working interest &    Flowing back              EBS
                           override

5. Elam #1         25% working interest &    Waiting on frac           EBS
                           override             and pipeline

6. Mitchell #1     25% working interest &    Flowing back              EBS
                           override

7. Christian #1    25% working interest &    Waiting on frac           EBS
                           override              and pipeline

8. Smith #1        25% working interest      Waiting on frac           EBS
                                                 and pipeline

9. Summers #1      25% working interest &    Waiting on frac           EBS
                           override              and pipeline

10. Nunneley #1    25% working interest &    Expected Spud -           EBS
                           override              Nov. 21, 2005

11. Massey #1      100% working interest     Producing                 Century

12. Dean #1        100% working interest     Producing                 Century

13. Dale #1        100% working interest     Producing                 Century


                                       9
Capital Requirements

         From the time that the Company changed its business focus to oil and gas activities in February 2004 through the beginning of November 2004, the Company financed its business through a series of financings that could be regarded as involving "seed" capital or bridge financing. These financings were undertaken to sustain the Company until it could raise additional long-term capital. Many of these financings were funded in whole or in part by members of the Company's management, either directly or through entities controlled by them. This "seed" capital included a total of $1.11 million in debt financing, all of which has either been repaid or converted into equity. In connection with these borrowings, the Company granted warrants to purchase up to an aggregate of 820,000 shares of the Company's common stock for a per-share exercise price of $.50. These warrants have a term of, and are exercisable for, five years. With regard to equity financings, in February 2004 the Company raised "seed" capital from management by selling to them, directly or through entities controlled by them, a total or 4,080,000 shares of the Company's common stock for a per-share purchase price of $.01. During the quarter ended June 30, 2004, the Company completed a second round of equity financing by selling 385,500 units of the Company's securities to a total of 17 accredited investors. Each unit was comprised of two shares of the Company's common stock and a warrant to purchase one share of the Company's common stock at a per share price of $2.50. The warrants have a term of and are exercisable for two years. The purchase price for a unit was $2.00, with the Company receiving aggregate offering proceeds of $771,000 from the offering.

         On November 2, 2004, the Company completed the private placement of an aggregate of 10,000,000 shares of its common stock, $.01 par value, at a price of $2.00 per share. The cash offering resulted in $20 million in gross proceeds and approximately $18.5 million in net proceeds to the Company after deducting placement-related costs. The shares were issued to a total of 50 investors, all of whom are accredited. The Company's placement agent received a placement fee in the amount of $1,400,000, and was granted a five-year warrant to purchase 300,000 shares of common stock at a purchase price of $2.00 per share. A portion of the proceeds from this private placement was used to retire indebtedness in the aggregate original principal amount of $810,000 plus interest. All of this indebtedness was either owed directly to members of the Company's management or owed to entities controlled by members of the Company's management. Some of this indebtedness was secured by all of the Company's assets, including the Company's current oil and gas interests as well as all such interests to be acquired in the future. In connection with the payment of this indebtedness, the liens on the Company's assets were released. In addition, in connection with the closing of the private placement, a holder of a short-term convertible promissory note having a principal balance of $300,000 converted the principal balance of the promissory note into 150,000 shares of the Company's common stock. As a result of these transactions, the Company does not now have any secured indebtedness or any indebtedness from any promissory note. The Company expects that, as its plan of operation progresses, the Company will seek third party debt financing, and (to the extent necessary) additional equity financing, to further such plan.

         Production from successful wells in the Company's drilling program would provide the Company with cash flow, and proved reserves would increase the value of the Company's leased rights and should enable the Company to obtain bank financing (after the wells have produced for a period of time to satisfy a prospective lender). Cash flow and conventional bank financing are as critical to the Company's plan of operation as the equity infusion from the Company's private placement that resulted in approximately $18.5 million in net proceeds. Management believes that, if the Company's plan of operation progresses (and production is realized) as planned, sufficient cash flow, conventional bank financing and other debt financing, and equity financing will be available for purposes of properly pursuing the Company's plan of operation, although the Company can make no assurances in this regard. The Company has sufficient funds to pursue its business plan for the remainder of fiscal 2005 and into part of fiscal 2006. However, as of the date of this Report, the Company is formulating a business plan for fiscal 2006 that may require it to procure additional financing in order to pursue this plan, which is expected to involve substantial capital expenditures for the exploration, development and production of oil and gas reserves. This plan has not yet progressed to the point that the Company can predict the amount of additional funds that it may require. However, management believes that the Company's estimated future revenues will most likely not be sufficient to finance the 2006 plan, as currently drafted. The Company is currently identifying sources of capital. The Company currently does not have any binding commitments for, or readily available sources of, additional financing. The Company cannot assure anyone that additional financing will be available to it when needed or, if available, that it can be obtained on commercially reasonably terms. If the Company does not obtain the desired financing it could be constrained to pursue a less ambitious plan, which could materially and adversely affect its business and financial condition.

         To conserve on the Company's capital requirements, the Company may in the future issue shares in lieu of cash payments to employees and outside consultants, as it has done on a limited basis in the past. Moreover, to conserve on the Company's capital requirements, the Company intends to occasionally seek other industry investors who are willing to participate in the Company's oil and gas activities. The Company expects to retain a promotional interest in these prospects, but generally the Company will fund a portion (and sometimes a significant portion) of the acquisition and drilling costs. Also, the Company may acquire interests in properties by issuing shares of its common stock.

Financial Information

            Financial results for the quarter and year-to-date periods ended September 30, 2005 are not comparable to financial results for the quarter and year-to-date periods ended September 30, 2004 as the Company had limited business operations during the first nine months of 2004. The Company's oil and gas operations commenced in earnest with the drilling of the Company's first well, the Lucille Pruitt #1, which was completed during November 2004.

             The Company's total revenues of $78,525 in the quarter ended September 30, 2005 are attributable to oil and gas sales primarily from the Company's first two wells, the Lucille Pruitt #1 and #2H. The Company had no oil and gas revenues for the quarter ended September 30, 2004. The Company realized interest income for the quarter ended September 30, 2005 in the amount of $85,934 reflecting investment returns on higher cash and marketable securities balances throughout the period from funds raised in the private placement completed on November 2, 2004. Interest income for the third quarter of 2004 was $524. Total oil and gas revenues increased from the second quarter to the third quarter of 2005 reflecting the impact of limited first production and sales from the Lucille Pruitt #2H produced during the initial phase of the frac flow back occurring during the last part of September 2005.

            Expenses for the quarter ended September 30, 2005 were $484,537 as compared to $406,519 in start-up activities expenses for the quarter ended September 30, 2004, and $889,357 in expenses for the second quarter of 2005, which included expenses of $337,627 for three-dimensional seismic survey costs.

         The Company incurred a net loss of $320,078, or $0.02 per share, for the quarter ended September 30, 2005 as compared to a net loss of $405,995, or $0.06 per share, for the quarter ended September 30, 2004, and a net loss of $750,093, or $0.04 per share, for the second quarter of 2005.

Future Activities

         If the Company is successful in its initial drilling activities, the Company expects to continue with the subsequent development of its current properties and additional properties it may acquire. The continuation of the Company's plan of operation depends on the successful drilling and operation of additional wells that produce commercial quantities of oil and gas and generate significant positive cash flow. The Company intends to lease additional available land to the extent that it believes such land will further the Company's oil and gas oriented value creation activities. Such leases could be in the Barnett Shale, other regions in Texas, or in areas outside of the state of Texas.

Item 3.           Controls and Procedures

            The Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The Company's internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) have changed substantially during 2005. These changes include the expansion of the Board of Director's on March 31, 2005 to include three independent directors, each of whom was appointed a member of the Audit Committee, and the addition to staff of a Controller/Principal Accounting Officer. The Audit Committee members were actively involved in reviews of the financial statements for each of the quarters in 2005 and the Chairman of the Audit Committee met with the Company's independent auditors. The addition of a Controller has allowed the Company to enhance controls over the authorization, recording, processing and reporting of transactions. With a staff of only three employees, there remains an inherent lack of segregation of duties, although the situation has significantly improved as a result of the additional oversight provided by the additional staff resource. Management does not expect that the Company's disclosure controls and procedures will prevent or detect all errors or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, but not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur.

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

                  (a) The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number            Description

31.01 Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.01 Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (b) Reports on Form 8-K

                  The Registrant filed a Current Report on Form 8-K on August 8, 2005 filing a copy of certain slides that the Registrant intends to use in presentations to interested parties, including analysts and prospective investors and to post on the Registrant's Web site.

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

Dated: November 14, 2005