Form 10KSB
period 2005-12-31
WESTSIDE ENERGY CORP
filed 2006-03-31
CIK 1024109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005       Commission File Number 0-49837

                           WESTSIDE ENERGY CORPORATION
                 (Name of small business issuer in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   88-0349241
                      (I.R.S. Employer Identification No.)

                        4400 Post Oak Parkway Suite 2530
                                Houston, TX 77027
                                 (713) 979-2660
                        (Address, including zip code, and
                    telephone number, including area code, of
                    registrant's principal executive offices)

           Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class            Name of Each Exchange on which Registered

  Common Stock, $0.01 par value                 American Stock Exchange

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES [ ] NO [X]

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

The issuer's revenues for the fiscal year ended December 31, 2005 were $595,657.

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 24, 2006 was approximately $38,158,860, based on the closing price of such stock on such date. The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of March 24, 2006 was 20,716,636.

Transitional Small Business Disclosure format (Check one): YES [ ]  NO [X]

                                      INDEX

                                                                   Page Number
                                     PART I.

Items 1. & 2.     Business and Properties.                                 4

Item 3.           Legal Proceedings.                                      24

Item 4.           Submission of Matters to a Vote of Security Holders.    24

                                    PART II.

Item 5.           Market for the Registrant's Common Equity and
                  Related Stockholder Matters.                            25

Item 6.           Management's Discussion and Analysis.                   25

Item 7.           Financial Statements.                                   30

Item 8.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.                    30

Item 8A.          Controls and Procedures.                                30

                                    PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
                  Exchange Act.                                           31

Item 10.          Executive Compensation.                                 34

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management.                                             36

Item 12.          Certain Relationships and Related Transactions.         41

Item 13.          Exhibits and Reports on Form 8-K.                       42

Item 14.          Principal Accountant Fees and Services.                 44

                           Forward-Looking Statements

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 24A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places including "ITEMS 1 AND 2 "BUSINESS AND PROPERTIES." These statements regard:

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

         Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results could differ materially from those projected in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed under "RISK FACTORS" hereinbelow. As a result, these forward-looking statements represent the Company's judgment as of the date of this Annual Report. The Company does not express any intent or obligation to update these forward-looking statements.

ITEMS 1 and 2.  BUSINESS AND PROPERTIES.

                                     GENERAL

         Westside Energy Corporation, f/n/a "Eventemp Corporation" (the "Company"), was incorporated on November 30, 1995 under the laws of the State of Nevada. In February 2004, the Company decided to focus its efforts on the acquisition of attractive crude oil and natural gas prospects, and the exploration, development and production of oil and gas on these prospects. The Company is focusing its efforts initially in the State of Texas. For several years prior to February 2004, the Company had been dormant from a business perspective. The Company's major emphasis is participation in the oil and gas segment, acquiring interests in producing oil and gas properties and participating in drilling operations. The Company's principal products are crude oil and natural gas. The Company is engaged in a broad range of activities associated with the oil and gas business in an effort to develop oil and gas reserves. With the assistance of the Company's management, independent contractors retained from time to time by the Company, and, to a lesser extent, unsolicited submissions, the Company intends to identify prospects that it believes are suitable for acquisition and drilling.

         When the Company acquires an interest in acreage on which exploration or development drilling is planned, the Company will assess the relative potential and risks of each prospect and determine the degree to which the Company will participate in exploration or development drilling. In the right circumstances, the Company will assume the entire risk of the acquisition and drilling. On the other hand, the Company may determine that it will be more beneficial to invite industry participants to share the risk and the reward of the prospect by financing some or all of the costs of drilling contemplated wells. In such cases, the Company may retain a carried working interest, a reversionary interest, or may be required to finance all or a portion of the Company's proportional interest in the prospect. Although this approach will reduce the Company's potential return should the drilling operations prove successful, it will also reduce the Company's risk and financial commitment to a particular prospect.

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

         In addition to its exploration and drilling activities, the Company expects that it will attempt to accumulate additional oil and gas reserves through the purchase of existing reserves from others. In this connection, the Company may initiate workovers, recompletions, development drilling, secondary and tertiary recovery operations and other production enhancement techniques to maximize current production and the ultimate recovery of reserves acquired or developed.

         There can be no assurance that the Company will be successful in its exploratory and production activities. The oil and gas business involves numerous risks. See "RISK FACTORS" below.

                                  RECENT EVENTS

         Since the change in the Company's business focus in February 2004, the Company has undertaken a number of activities, including the following:

         * The Company changed its corporate name to "Westside Energy Corporation" on March 17, 2004.
         * The Company has improved its corporate governance in several ways including the expansion of the Company's Board of Directors from one member to the current number of six members, with three outside directors currently serving, all of whom have extensive oil and gas experience.

         * The Board of Directors has also created audit, compensation and nominating committees on which only outside directors serve.
         * In addition to the creation of an audit committee, the Company has improved internal controls over financial reporting by the addition of a Controller to the Company's staff.
         * The Board of Directors has also elected a new slate of officers, including a Chief Executive Officer and a Chief Operating Officer, both with considerable experience in the oil & gas industry.
         * Operationally, the Company acquired rights in a number of oil and gas leases. As of December 31, 2005, the Company had acquired total leased acreage of 67,981 gross acres and 63,521 net acres in various Texas counties in the Barnett Shale, including Denton, Cooke, Montague, Hill, Ellis, Hamilton, Comanche and Mills Counties.
         * As of the date of this Annual Report, the Company has completed or commenced work on a number of wells. For additional information regarding these wells, see the table captioned "STATUS OF SIGNIFICANT WELLS AS OF MARCH 24, 2006" in the section captioned "ITEMS 1 and 2. BUSINESS AND PROPERTIES - Properties."
         * The Company completed several rounds of financings, including:
              (a) the November 2004 sale of 10 million shares of the
                  Company's common stock in a private placement transaction resulting in gross proceeds of $20 million and net proceeds to the Company of approximately $18.5 million after offering expenses and
              (b) the January 2006 sale of 3,278,000 shares of the Company's common stock in a private placement transaction resulting in gross proceeds of $10,325,700 and net proceeds to the Company of approximately $9.5 million after offering expenses.
         * The Company's common stock has been listed and is now traded on the American Stock Exchange.

         Most recently, the Company completed a major acquisition and a major debt financing. For more information regarding the major acquisition, see "EBS ACQUISITION" below. For more information regarding the major debt financing, see "ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES" below.

                                  RISK FACTORS

          In addition to the other information in this Annual Report, the following risk factors, among others, should be considered carefully in evaluating the Company and its business.

                          Risks Related to our Company

         OUR LIMITED HISTORY MAKES AN EVALUATION OF US AND OUR FUTURE DIFFICULT, AND PROFITS ARE NOT ASSURED.

         The Company was incorporated on November 30, 1995 for the purpose of commercially exploiting a proprietary self-contained climate control system for vehicles (known as the Etemp system) that allowed the user to call his or her vehicle from any available telephone and pre-cool or pre-heat the interior of the vehicle, within five minutes before arriving, with the engine turned off. During February 2004, we decided to focus our business on the acquisition of attractive crude oil and natural gas prospects, and the exploration, development and production of oil and gas on these prospects. Since that time, we have acquired rights in oil and gas properties and undertaken certain exploratory and other activities. See "RECENT EVENTS" above. However, we do not have a long operating history in our current business. Nearly all of the oil and gas properties that we have leased to date are considered "undeveloped acreage," which the U.S. Securities and Exchange Commission (the "Commission") defines as "lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves." We have established a limited volume of proved reserves with regard to our properties. In view of our limited history in the oil and gas business, you may have difficulty in evaluating us and our business and prospects. You must consider our business and prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. For our business plan to succeed, we must successfully undertake most of the following activities:

         *        Find and acquire rights in attractive oil and gas properties;
         * Drill successful exploratory test wells on our oil and gas properties to establish the presence of oil and gas in commercially viable quantities;
         * Develop our oil and gas properties, including the successful application of advanced formation fracturing technologies and procedures, to the point at which oil and gas are being produced in commercially viable quantities;
         * Contract with third party services providers regarding services necessary to drill our oil and gas wells;
         * Contract with transporters and purchasers of our commercial production of oil and gas;
         * Maintain access to funds to pursue our capital-intensive business plan;
         *        Comply with all applicable laws and regulations;
         * Identify and enter into binding agreements with suitable joint venture partners for our future projects;
         *        Implement and successfully execute our business strategy;
         *        Respond to competitive developments and market changes; and
         *        Attract, retain and motivate qualified personnel.

There can be no assurance that we will be successful in undertaking such activities. Our failure to undertake successfully most of the activities described above could materially and adversely affect our business, prospects, financial condition and results of operations. In addition, there can be no assurance that our exploration and production activities will produce oil and gas in commercially viable quantities. Moreover, we expect to incur operating losses until such time (if ever) as we consistently produce and sell sufficient volumes of our commercial production to cover direct production costs as well as corporate overhead. There can be no assurance that sales of our oil and gas production will ever generate sufficient revenues, that we will ever generate positive cash flow from our operations or that (if ever attained) we will be able to sustain profitability in any future period.

         THE ACQUISITION OF EBS COULD EXPOSE US TO NUMEROUS RISKS.

         On March 15, 2006, we purchased all of the outstanding equity interests (the "Equity Interests") in EBS Oil and Gas Partners Production Company, L.P. ("EBS") and its affiliates. EBS was a privately held entity engaged in the drilling and completion of wells on various oil and gas leases covering lands located primarily in Cooke, Montague, and Wise Counties, Texas. The acquisition of the Equity Interests and the business of EBS could be accompanied by the risks commonly encountered in a transaction of this nature. Such risks include the following:

         *        Difficulty of assimilating the operations and personnel of
                  EBS;
         *        Potential disruption of our ongoing business;
         *        Inability  of  management  to  maximize  our  financial  and
                  strategic   position  through  the  successful incorporation
                  of EBS;
         * Additional expenses associated with amortization of acquired assets;
         * Maintenance of uniform standards, controls, procedures and policies;
         *        Increased general and administrative expenses;
         * Impairment of relationships with employees, customers, and vendors as a result of any integration related issues with new management personnel; and
         *        Potential unknown liabilities associated with EBS's business.

There can be no assurance that we would be successful in overcoming these risks or any other problems encountered in connection with the acquisition of the Equity Interests and the business of EBS. Due to all of the foregoing, the acquisition of the Equity Interests and the business of EBS may materially and adversely affect our business, results of operations, financial condition and cash flows. In addition, we expect to issue shares of our stock as part of a post-closing earn-out arrangement in connection with the acquisition of the Equity Interests and the business of EBS. In such event, existing stockholders will experience ownership dilution, the extent of which cannot now be determined.

         WE RECENTLY ENTERED INTO A DEBT FINANCING ARRANGEMENT THAT COULD EXPOSE US TO CERTAIN RISKS.

         In connection with the acquisition of all of the outstanding equity interests (the "Equity Interests") in EBS Oil and Gas Partners Production Company, L.P. and its affiliates (as discussed hereinabove), we entered into a debt financing arrangement with GasRock Capital LLC (the "GasRock Financing"). For more information regarding the GarRock Financing, see "ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES" below. As of March 24, 2006, we had total indebtedness outstanding under the GasRock Financing of approximately $5.3 million. The GasRock Financing is secured by certain of our assets, and imposes on us restrictions limiting our operating flexibility. Because this financing imposes on us regularly scheduled payments of interest, it creates the possibility that the cash receipts from our operations will be insufficient to meet the interest payments on this financing. In order for us to make required payments on the GasRock Financing, we must maintain certain levels of cash flow or else obtain alternative financing. Our ability to satisfy our obligations under the GasRock financing depends upon our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors, including factors beyond our control, affecting our business operations. If our cash flow is ever insufficient to service this debt and other operating costs, we will be required to use our cash reserves (if any), seek additional funds, or suffer a foreclosure on certain of our properties. A foreclosure could significantly reduce or eliminate our equity in our properties, materially and adversely affect our business, results of operations and financial condition, and cause us to cease operations and/or force us into bankruptcy protection. In addition, the GasRock Financing involves a "floating" interest rate. If interest rates increase substantially, the debt servicing on the GasRock Financing will be significantly different than that projected, which will impact our cash flow. The costs of borrowing (interest charges and financing fees) may also significantly reduce profits and increase losses resulting from our operations. No assurance can be given that future cash flow will be sufficient to make the debt service payments on any borrowed funds and also cover operating expenses.

         WE DEPEND ON CERTAIN KEY PERSONNEL.

         We substantially depend upon the efforts and skills of our current management. The loss of the services of one or more members of our current management, or the inability of one or more of them to devote sufficient attention to our operations, could materially and adversely affect our operations. We have not entered into a written employment agreement with Jimmy
D. Wright, our Chief Executive Officer. As a result, Mr. Wright may discontinue providing his services to us at any time and for any reason, and even thereafter commence competition with us. Moreover, we do not maintain key man life insurance on any member of management, and we have not required any member of management to enter into any covenant or agreement not to compete with us.

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

         LIMITATIONS ON CLAIMS AGAINST OUR OFFICERS AND DIRECTORS, AND OUR OBLIGATION TO INDEMNIFY THEM, COULD PREVENT OUR RECOVERY OF LOSSES CAUSED BY THEM.

         The corporation law of Nevada allows a Nevada corporation to limit the liability of its directors to the corporation and its stockholders to a certain extent, and our Restated Articles of Incorporation have eliminated our directors' liability to the maximum extent permitted by the corporation law of Nevada. Moreover, our Bylaws provide that we must indemnify each director, officer, agent and/or employee to the maximum extent provided for by the corporation law of Nevada. In addition, we recently entered into indemnification agreements with our directors and key management personnel. Further, we may purchase and maintain insurance on behalf of any such persons whether or not we have the power to indemnify such person against the liability insured against. Consequently, because of the actions or omissions of officers, directors, agents and employees, we could incur substantial losses and be prevented from recovering such losses from such persons. Further, the Commission maintains that indemnification for liabilities arising under the Securities Act of 1933 is against the public policy expressed in such act, and is therefore unenforceable.

         INCUMBENT MANAGEMENT OWNS A LARGE PERCENTAGE OF OUR OUTSTANDING STOCK, AND CUMULATIVE VOTING IS NOT AVAILABLE TO STOCKHOLDERS.

         Our current management currently owns (directly or indirectly) approximately 27.5% of our outstanding common stock (considered on an undiluted basis). Management's stock ownership would increase if they were to exercise certain outstanding warrants issued to them directly or indirectly. Cumulative voting in the election of directors is expressly denied in our Restated Articles of Incorporation. Accordingly, the holder or holders of a majority of our outstanding shares of common stock may elect all of our directors. Management's large percentage ownership of our outstanding common stock helps enable them to maintain their positions as such and thus control of our business and affairs.

         WE MAY EXPERIENCE RAPID GROWTH, AND IN SUCH CASE WE WILL NEED TO MANAGE THIS GROWTH EFFECTIVELY.

         We believe that, given the right business opportunities, we may expand our operations rapidly and significantly. If rapid growth were to occur, it could place a significant strain on our management, operational and financial resources. To manage any significant growth of our operations, we will be required to undertake the following successfully:

         * Manage relationships with various strategic partners and other third parties;
         * Hire and retain skilled personnel necessary to support our business;
         * Train and manage a growing employee base;
         * Continually develop our financial and information management systems; and
         * Raise any required capital.

If we fail to make adequate allowances for the costs and risks associated with this expansion or if our systems, procedures or controls are not adequate to support our operations, our business could be harmed. Our inability to manage growth effectively could materially and adversely affect our business, results of operations and financial condition.

                          Risks Related to our Business

         OIL AND GAS PRICES ARE VOLATILE, HAVE BEEN LOW IN RECENT YEARS, AND COULD BE LOW AGAIN IN THE FUTURE.

         Our revenues, profitability and future growth and the carrying value of our properties will depend substantially on the prices we realize for our oil and gas production. Our realized prices will also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. Oil and gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile in the future. Starting from a level below $4.00/MCF at the end of 2002, natural gas prices experienced a steady climb to over $8.00/MCF by July 2005. Natural gas prices have recently increased substantially, reaching levels in excess of $15.50/MCF near the middle of December 2005. Since the middle of December 2005, natural gas prices have declined to approximately $7.00/MCF as of the end of March 2006. Oil prices have also increased over the last several years, rising from less than $30.00/BBL in 2003 to over $70.00/BBL in 2005 as a result of hurricanes striking the Gulf Coast in the fall of 2005. Subsequently, oil prices have declined somewhat. Generally, the increases in oil and natural gas prices since 2002 have been characterized by occasional, but not sustained, price declines. Despite the historically high nominal prices for natural gas and oil, there can be no assurance that significantly lower prices will not be experienced again in the future. Among the factors that can cause price volatility are:

         * Worldwide or regional demand for energy, which is affected by economic conditions;
         * The domestic and foreign supply, and inventories, of oil and gas;
         * Weather conditions;
         * Domestic and foreign governmental regulations;
         * Political conditions in gas or oil producing regions;
         * The ability of members of the Organization of Petroleum Exporting Countries to agree upon and maintain oil prices and production levels; and
         * The price and availability of alternative fuels.

Oil and gas price movements cannot be predicted with certainty. Lower oil and gas prices may not only decrease our revenues on a per unit basis but also may reduce the amount of oil and gas that we can produce economically. A substantial or extended decline in oil and gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity and ability to finance capital expenditures. We recently initiated a hedging program to potentially mitigate the impact of adverse changes in oil and gas prices. However, there can be no assurance that this program will be successful in accomplishing its purpose, and hedging has its own set of risks. See "RISK FACTORS - OUR HEDGING DECISIONS MAY IMPACT OUR POTENTIAL GAINS FROM CHANGES IN COMMODITY PRICES AND MAY RESULT IN LOSSES" below.

         THE SUCCESS OF OUR BUSINESS DEPENDS ON OUR ABILITY TO SELECT OIL AND GAS PROJECTS THAT ULTIMATELY PROVE SUCCESSFUL ECONOMICALLY.

         We intend to drill exploratory test wells on properties with no currently recognized proved oil and gas reserves. Drilling oil and gas wells always involves the risk that no commercially productive oil or gas reservoirs will be encountered. While all drilling (whether developmental or exploratory) involves this risk, exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of oil and gas. Because of our exploratory drilling activities, we are especially likely to experience exploration and abandonment expenses from time to time in the future. The economic success of any project will depend on a number of factors, including our ability to discern and estimate the volumes of recoverable reserves relating to the project, rates of future production, future commodity prices, operating costs, and possible environmental liabilities. All of these factors affect whether or not a project will ultimately generate cash flows sufficient to provide a suitable return on investment. Our assessments and estimations of these factors (which are inherently inexact and uncertain) may prove inaccurate. Moreover, there is no specific criterion for selecting the oil and gas projects that we will decide to pursue. Accordingly, we will have significant flexibility in selecting such projects. There can be no assurance that we will be able to identify economically successful oil and gas projects or that we will be able to pursue these projects successfully even if identified. Our failure to select economically successful oil and gas projects will materially and adversely affect our business, results of operations and financial condition. Even if we add reserves through our exploration activities, our reserves will decline as they are produced. We will be constantly challenged to add new reserves through further exploration or further development of our existing properties. There can be no assurance that our exploration and development activities will be successful in adding new reserves. If we fail to replace reserves, our level of production and cash flows will be adversely impacted.

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

         WE ARE CURRENTLY FOCUSING OUR OPERATIONAL EFFORTS IN ONLY ONE GEOGRAPHICAL AREA, AND OUR CURRENT LACK OF GREATER DIVERSIFICATION ENTAILS CONSIDERABLE RISKS.

         Currently, all of our oil and gas interests lie in the Barnett Shale play located in the State of Texas, although we may in the future own or lease properties and operate in areas other than the Barnett Shale. At present, our success depends entirely upon our ability to locate and produce oil and gas on a profitable basis on and from our interests in the Barnett Shale. There can be no assurance that we will be able to do this, and that we will not encounter one or more problems arising from the particular geological characteristics of the Barnett Shale. Our current lack of diversification beyond the Barnett Shale may make our results of operations more volatile than they would be if we were seeking to develop interests in more than one area. For more information about the Barnett Shale, see "PLAN OF OPERATION."

         OUR APPROACH TO TITLE ASSURANCE COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS AND OPERATIONS.

         We intend to purchase additional working and revenue interests in oil and gas leasehold interests. The existence of a material title deficiency can render a lease worthless and can result in a large expense to our business. In some instances, we may forego the expense of retaining lawyers to examine the title to the mineral interest to be placed under lease or already placed under lease. Rather, we will rely upon the judgment of oil and gas lease brokers or landmen who perform the field work in examining records in the appropriate government office before attempting to place under lease a specific mineral interest. This is a customary practice in the oil and gas industry. Prior to the drilling of an oil or gas well, however, it is the normal practice in the oil and gas industry for the person or company acting as the operator of the well to obtain a preliminary title review of the spacing unit within which the proposed oil or gas well is to be drilled to ensure there are no obvious deficiencies in title to the well. In some instances, we, or the person or company acting as operator of the wells located on the properties that we intend to lease, may not obtain counsel to examine title to such spacing unit until the well is about to be drilled. As a result of such examinations, certain curative work may need to be performed to correct deficiencies in the marketability of the title, and such curative work will entail additional expense. The work might include obtaining affidavits of heirship or causing an estate to be administered. Occasionally, the examination made by the title lawyers reveals that the oil and gas lease or leases are worthless, having been purchased in error from a person who is not the owner of the mineral interest desired. In such instances, the amount paid for such oil and gas lease or leases is generally lost. If we were to lose the amount paid for any such oil and gas lease, such loss could materially and adversely affect our business. Since we do not intend to retain title lawyers in connection with our acquisitions, the risk of such losses in our operations is increased. We note, however, that management decided to obtain drill site, third party title assurance for the tract of land on which wells selected by management were drilled.

         DEVELOPMENT ACTIVITIES ON EVEN WELL-SELECTED PROJECTS MAY BE UNSUCCESSFUL FOR MANY REASONS, INCLUDING WEATHER, COST OVERRUNS, EQUIPMENT SHORTAGES AND MECHANICAL DIFFICULTIES.

         The selection of attractive oil and gas projects does not ensure success. The development of oil and gas projects involves a variety of operating risks, including:

         *        Fires;
         *        Explosions;
         *        Blow-outs and surface cratering;
         *        Uncontrollable flows of natural gas, oil and formation water;
         * Natural disasters, such as hurricanes and other adverse weather conditions;
         *        Pipe, cement, subsea well or pipeline failures;
         *        Casing collapses;
         *        Mechanical failure of drilling equipment;
         *        Complete loss of the well bores;
         *        Ineffective hydraulic fracs;
         *        Embedded oil field drilling and service tools;
         *        Abnormally pressured formations; and
         * Environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases.

If we experience any of these problems, it could affect well bores, platforms, gathering systems and processing facilities, which could adversely affect our ability to conduct operations and which could lead to significant cost overruns and substantial losses.

         We could also incur significant cost overruns and substantial losses as a result of:

         *        Injury or loss of life;
         * Severe damage to and destruction of property, natural resources and equipment;
         *        Pollution and other environmental damage;
         *        Clean-up responsibilities;
         *        Regulatory investigations and penalties;
         * Suspension of our operations; and * Repairs to resume operations.

These conditions may cause substantial damage to facilities, interrupt production and reduce proved reserves. As a result, we could incur substantial liabilities that could reduce or eliminate the funds available for development or property acquisitions, or result in loss of equipment and properties.

         Presently, we maintain insurance in accordance with prevailing industry practices against the types of risks, losses and liabilities that customarily arise out of oil and gas exploration and production activities. Nevertheless, our operators' insurance may prove inadequate. Moreover, we may in the future cease insurance for some risks if we believe the cost of available insurance is excessive relative to the risks presented. In addition, some risks may not be fully insurable if insurable at all. Our insurance will probably never cover all potential claims or may not adequately indemnify us for all liabilities to which we will be exposed. Any liability or legal defense expenses not covered by insurance or exceeding our insurance coverage could materially and adversely affect our business, operating results and financial condition. Moreover, we do not currently carry business interruption insurance.

         Finally, the successful drilling of an oil or gas well does not ensure a profit on investment. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economic.

         WE WILL RELY ON A NUMBER OF THIRD PARTIES, AND SUCH RELIANCE EXPOSES US TO A NUMBER OF RISKS.

         Our operations will depend on a number of third parties. We will have limited control over these third parties. We will probably not have long-term agreements with many of them. We may rely upon various companies to assist us in identifying desirable gas and oil prospects to acquire and provide us with technical assistance and services. We also may rely upon the services of geologists, geophysicists, chemists, engineers and other scientists to explore and analyze our prospects to determine a method in which the prospects may be developed in a cost-effective manner. In addition, we intend to rely upon the owners and operators of oil rigs and drilling equipment, and upon providers of oilfield services, to drill and develop our prospects to production. Moreover, if any of our wells proves to hold commercially producible gas, we will have to rely on third party gathering or pipeline facilities to transport and purchase our production. Overall, our inability to maintain satisfactory relationships with the requisite third parties on acceptable commercial terms, or the failure of such third parties to maintain the quality of services they provide at a satisfactory standard, could materially and adversely affect our business, results of operations and financial condition.

         THE UNAVAILABILITY OR HIGH COST OF DRILLING RIGS, EQUIPMENT, SUPPLIES, PERSONNEL AND OILFIELD SERVICES COULD MATERIALLY AND ADVERSELY AFFECT US.

         Either shortages or increases in the cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect our operations, which could materially and adversely affect our business, financial condition and results of operations. Drilling activity in the area of our activities is extremely high. Increased drilling activity could decrease the availability of rigs and oilfield services. As a further result of the increased drilling activity, associated costs (including those related to drilling rigs, equipment, supplies and personnel and the services and products of other vendors to the industry) could increase as well. These costs may increase further, and necessary equipment and services may not be available to us at economical prices.

         WE MAY INCUR SUBSTANTIAL IMPAIRMENT WRITEDOWNS IN THE FUTURE.

         For properties on which we establish proved oil and gas reserves, we will review such properties for impairment when circumstances suggest there is a need for such a review. For each property determined to be impaired, we will recognize an impairment loss equal to the difference between the carrying value and the fair value of the property on our balance sheet. Fair value is estimated to be the present value of expected future net cash flows computed by applying estimated future oil and gas prices (as determined by management) to the estimated future production of oil and gas reserves over the economic life of a property. Future cash flows are based upon an independent engineer's estimate of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling. If oil and gas prices decrease or if the recoverable reserves on a property are revised downward, we may be required to record impairment writedowns, which would result in a negative impact to our financial position. We also may be required to record impairment writedowns with respect to properties lacking economic access to markets, and we will be required to record impairment writedowns with regard to leases that expire, which could also in either case result in a negative impact to our financial position.

         OUR HEDGING DECISIONS MAY IMPACT OUR POTENTIAL GAINS FROM CHANGES IN COMMODITY PRICES AND MAY RESULT IN LOSSES.

         To reduce our exposure to fluctuations in the prices of oil and gas, we recently began a hedging program with respect to our expected production. Hedging arrangements expose us to the risk of financial loss in some circumstances, including the following:

         *        Production is less than expected;
         * The other party to the hedging contract defaults on its contract obligations;
         * We could be required to post additional cash to cover margin requirements, which could materially and adversely affect our liquidity;
         * We could be unable to meet additional margin requirements, which could result in the closing of our positions thereby leading to a financial loss as well as the possible loss of the anticipated benefits of the related hedging transactions; and
         * There is a change in the expected differential between the underlying price in the hedging agreement and actual prices received.

         Furthermore, we granted a security in certain of our properties to secure certain of our hedging arrangement. This security arrangement subjects us to the risk of a forfeiture of the property securing the hedging arrangement. hedging arrangements may limit the benefit we would receive from increases in the prices for oil and gas.

         WE ARE SUBJECT TO COMPLEX LAWS AND REGULATIONS, INCLUDING ENVIRONMENTAL REGULATIONS, WHICH CAN MATERIALLY AND ADVERSELY AFFECT THE COST, MANNER OR FEASIBILITY OF DOING BUSINESS.

         Development, production and sale of oil and gas are subject to extensive laws and regulations, including environmental laws and regulations. We may be required to make large expenditures to comply with environmental and other government regulations. Matters subject to regulation include:

         *        Discharge permits for drilling operations;
         * Bonds for ownership, development and production of oil and gas properties;
         *        Reports concerning operations;
         *        Taxation; and
         * The manner and amount of production from oil and gas properties.

         Under these laws and regulations, we could be liable for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. Failure to comply with these laws and regulations also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, these laws and regulations could change in ways that substantially increase our costs. Accordingly, any of these liabilities, penalties, suspensions, terminations or regulatory changes could materially and adversely affect our financial condition and results of operations.

         OUR COMPETITORS MAY HAVE GREATER RESOURCES, WHICH COULD ENABLE THEM TO PAY A HIGHER PRICE FOR PROPERTIES AND TO BETTER WITHSTAND PERIODS OF LOW MARKET PRICES FOR OIL AND NATURAL GAS.

         The petroleum and natural gas industry is intensely competitive, and we compete with other companies that have substantially larger financial resources, operations, staffs and facilities. Many of these companies not only explore for and produce crude oil and natural gas but also carry on refining operations and market oil and other products on a regional, national or worldwide basis. Such companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, such companies may have a greater ability to continue exploration activities during periods of low hydrocarbon market prices. Moreover, we believe that larger competitors have better access to equipment and services than we do (especially in the current tight market), and such competitors are able to obtain better prices than we can for such equipment and services. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. For more information regarding the competition to which we will be exposed, see "COMPETITION."

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

         We have various obligations and the ability to issue additional shares of common stock in the future. For example, we expect to issue up to 2.5 million shares as additional consideration in connection with our acquisition of all of the outstanding equity interests in EBS Oil and Gas Partners Production Company, L.P. and its affiliates ("EBS"). This additional consideration will be issued for reserves subsequently established with respect to certain EBS wells that were in various stages of development as of January 30, 2006 but that did not have production sustained for a sufficient period of time to permit an independent engineer to estimate proved reserves. Our obligations to issue stock also include outstanding warrants to purchase approximately 1,252,500 registered shares of common stock as of January 30, 2006. These warrants permit the holders to purchase shares of common stock at specified prices. These purchase prices may be less than the then current market price of our common stock. Any shares of common stock issued pursuant to these warrants would further dilute the percentage ownership of existing stockholders. The terms on which we could obtain additional capital during the life of these warrants may be adversely affected because of such potential dilution. We are also obligated up to 945,000 shares to two key members of management upon the occurrence of certain events. These obligations are described in "ITEM 10. EXECUTIVE COMPENSATION - Compensation and Change in Control Agreements with Key Personnel." Finally, we may issue additional shares in the future other than as listed above. There are no preemptive rights in connection with our common stock. Thus, the percentage ownership of existing stockholders may be diluted if we issue additional shares in the future. For future issuances of shares and grants of options, our Board of Directors will determine the timing and size of the issuances and grants and the consideration or services required therefor. Our Board of Directors intends to use its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any such issuance or grant. Nonetheless, future issuances of additional shares could cause immediate and substantial dilution to the net tangible book value of shares of common stock issued and outstanding immediately before such transaction. Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of the shares.

         SALES OF LARGE QUANTITIES OF OUR COMMON STOCK COULD REDUCE THE PRICE OF OUR COMMON STOCK.

         Any sales of large quantities of shares of our common stock could reduce the price of our common stock. We have recently brought current the resale registration by stockholders of 13,632,085 shares of our common stock. Moreover, a similar resale registration of an additional 6.9 million shares could occur in the fairly near future. The holders of any of these shares may offer to sell such shares at any price and at any time determined by them without limitation. If holders sell large quantities of shares of our common stock, our common stock price may decrease and the public market for our common stock may otherwise be adversely affected because of the additional shares available in the market.

         OUR COMMON STOCK HAS EXPERIENCED LIMITED TRADING.

         Since June 20, 2005, our common stock has been listed and traded on the American Stock Exchange. Prior to that time, our common stock was traded in the over-the-counter market on the OTC Electronic Bulletin Board. Occasionally, the volume of trading in our common stock has been light, and the prices and volumes at which our common stock has traded have fluctuated fairly widely on a percentage basis. There can be no assurance as to the prices at which our common stock will trade in the future. Until shares of our common stock become more broadly held and orderly markets develop, and even thereafter, the price of our common stock may fluctuate significantly. The price for our common stock will be determined in the marketplace and may be influenced by many factors, including the following:

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

         The market price of our common stock could experience significant fluctuations unrelated to our operating performance. As a result, a stockholder (due to personal circumstances) may be required to sell such stockholder's shares of our common stock at a time when our stock price is depressed due to fluctuations, possibly based on factors beyond our control.

                                 EBS ACQUISITION

         On November 30, 2005, the Company announced that it had entered into a binding purchase and sale agreement (the "Acquisition Agreement") with Kelly K. Buster, James I. Staley, Enexco, Inc., the Class B Limited Partners of EBS, and EBS Oil & Gas Partners Production GP, LLC (separately a "Seller" and collectively the "Sellers"), pursuant to which the Company agreed to purchase from the Sellers, and the Sellers agreed to sell to the Company, all of the outstanding equity interests (the "Equity Interests") in EBS Oil and Gas Partners Production Company, L.P. and EBS Oil and Gas Partners Operating Company, L.P. (collectively "EBS"). EBS was a privately held entity engaged in the drilling and completion of wells on various oil and gas leases covering lands located primarily in Cooke, Montague, and Wise Counties, Texas. The acquisition of the Equity Interests (the "Transaction") was consummated on March 15, 2006, with the effective time (the "Effective Time") of the Transaction being October 1, 2005.

                  The acquired EBS assets consist (in part) of rights in approximately 9,837 gross acres. EBS has drilled and operates 30 wells (gross) located primarily in the Barnett Shale. EBS also owns varying working interests in wells operated by third parties. In addition, EBS owns an approximately one-sixth interest in Tri-County Gathering, a pipeline system (operated by Cimmarron Gathering, LLP) that is the primary transporter of gas sold by EBS in the Barnett Shale area. This pipeline is comprised of approximately 14 miles of gathering lines and three compression stations with approximately 2,500 horsepower of compression with pipeline capacity of approximately 20 million cubic feet per day.

                  The purchase price for the Equity Interests consisted of an initial purchase price paid at closing (the "Initial Purchase Price") and additional consideration to be paid after closing (the "Additional Consideration"). The Initial Purchase Price was set at $9,804,839, subject to certain adjustments. The adjustments included a reduction in the Initial Purchase Price for all debt owed by EBS, including (a) indebtedness in the approximate amount of $5.85 million owed by EBS to the Company, and (b) indebtedness in the approximate amount of $1.6 million owed by EBS to a third party (the "Third Party Loan") (the Third Party Loan was paid off in its entirety in connection with the closing of the Transaction). After making adjustments, the Company paid in cash at the closing approximately $151,000 to the Class B partners of EBS and an EBS payable in the amount of approximately $294,000, and the Company received a credit in the approximate amount of $1.7 million against the future payment of the Additional Consideration discussed below. Funding for the cash paid at the closing and the retirement of the Third Party Loan was provided from the Company's available cash and by GasRock Capital LLC ("GasRock") pursuant to an Advancing Term Credit Agreement (the "Credit Agreement") discussed below. Funding for the cash portion of the Additional Consideration will be provided by GasRock pursuant to the Credit Agreement.

                  The amount of Additional Consideration will be based on certain EBS wells (the "CVR Wells") that were in various stages of development as of the date of the Acquisition Agreement but that did not have production sustained for a sufficient period of time to permit a third party engineering report to establish proved reserves. The amount of Additional Consideration will depend upon the amount of "Proved Reserves" (as such term is used in the definitions promulgated by the Society of Petroleum Evaluation Engineers and the World Petroleum Congress) that the CVR Wells are determined to have after the closing of the Transaction. The determination of the amount of the Additional Consideration will take place on several occasions after the closing of the Transaction.

         Other than as described in the remainder of this paragraph, prior to the consummation of the Transaction, there were no material relationships between (a) (i) EBS and its officers, directors, affiliates, associates or shareholders, or (ii) GasRock and its officers, managers, affiliates, associates or members, on the one hand, and (b) the officers, directors, affiliates, associates or stockholders of the Company, on the other hand. On April 18, 2005, the Company entered into an agreement (the "EBS Loan Agreement") with EBS whereby the Company made available to EBS, on a revolving basis, funds (in the Company's discretion) of up to a maximum sum of $1,000,000 outstanding at any given time to enable EBS to cover costs in connection with its acquisition of oil and gas leases. In consideration of the Company's providing this financing, the Company received (a) an interest in each lease with respect to which amounts were advanced, the type and amount of the interest depending on the size of the net revenue interest of the leasehold interest owners in the related lease, and
(b) an option to acquire an undivided interest (up to 25% without EBS's consent) in each lease with respect to which amounts are advanced. Prior to the closing of the Transaction, 3,985 gross acres had been acquired under the EBS Loan Agreement, and EBS owed an outstanding balance to the Company under the EBS Loan Agreement of $433,359. Moreover, prior to the closing of the Transaction, the Company had paid to participate in the drilling of nine wells and received interests in these nine wells pursuant to the EBS Loan Agreement. Moreover, in connection with the execution of the Acquisition Agreement, the Company purchased from a group of private investors their rights as lenders in certain outstanding Partnership Debt (referred to hereinafter as the "Purchased Partnership Debt) owed by EBS to such group. The outstanding balance of, and the purchase price paid by the Company for, the Purchased Partnership Debt was $3.85 million. The Purchased Partnership Debt is secured by subordinate liens on and security interests in substantially all of EBS's assets. The Purchased Partnership Debt accrues interest at the rate of 12% per annum, and (as amended) will become due and payable in approximately five years. During December 2005 and January 2006, the Company made several additional loans to EBS increasing the outstanding indebtedness by an additional $2.0 million. The documentation governing the Purchased Partnership Debt was amended to cover these additional loaned amounts as if they were part of the original Purchased Partnership Debt. Accordingly, the additional loaned amounts accrue interest, are secured, and mature in the same manner as the original Purchased Partnership Debt.

                                PLAN OF OPERATION

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

         The Company's plan of operation involves drilling and testing wells on the Company's currently leased acreage in the Barnett Shale (including that acreage acquired in connection with the EBS acquisition discussed herein) to prove reserves, complete promising test wells, extract the oil and gas that the Company finds, and deliver them to market. The Company believes that this acreage is sufficient for a sustained drilling program well into the future. The Company is also in the process of acquiring rights in additional acreage.

         Based on current prices for materials and services, the Company anticipates that each vertical well in its targeted area will cost between $550,000 and $1.6 million to drill, test and complete and that each horizontal well in its targeted area will cost between $750,000 and $3.0 million to drill, test and complete, with the costs highly dependent upon the drilling depth and horizontal length of a particular well. The Company's anticipated costs of drilling operations are based on estimates obtained from third-party service providers. However, the actual costs of such operations may be more or less than the estimates contained herein, and the drilling of each well is subject to the risk of cost overruns. See "RISK FACTORS - DEVELOPMENT ACTIVITIES ON EVEN WELL-SELECTED PROJECTS MAY BE UNSUCCESSFUL FOR MANY REASONS, INCLUDING WEATHER, COST OVERRUNS, EQUIPMENT SHORTAGES AND MECHANICAL DIFFICULTIES. If actual costs of operations exceed the Company's estimates to any significant degree, the Company may require additional funding to achieve its objectives.

         Before committing substantial resources, including obtaining necessary permits and preparing for drilling on any particular leased property, the Company plans to complete its due diligence on the leased properties. However, the Company may not in some instances incur the additional expense of retaining lawyers to examine the title to the Company's mineral interests. This practice could expose the Company to certain risks, which are described in "RISK FACTORS
- OUR APPROACH TO TITLE ASSURANCE COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS AND OPERATIONS." Management decided to obtain drill site, third party title assurance for the tract of land on which wells selected by management were drilled.

         The Company will select future drill sites based on a variety of factors, including information gathered from historical records, drill logs and third party contract drillers, proximity to existing pipelines, ease of access for drilling equipment, seismic data, the presence of oil and natural gas production in the immediate vicinity, and consultations with the Company's geologist, geophysicist, operators, drillers and frac companies. As a portion of this research information has already been obtained, the Company believes that the future additional cost of identifying drill sites will be low relative to other costs. With the exception of the evaluation of the geological formations that the Company encounters during the drilling process, the cost of which has been factored into the Company's estimated drilling costs, the Company does not anticipate requiring significant product research except possibly seismic data and results of third party drilling.

         Historically, once the Company had identified a proposed drill site, it engaged the services of a third party operator licensed to operate oil and gas wells in the State of Texas. With the acquisition of all of the outstanding equity interests in EBS Oil and Gas Partners Production Company, L.P. and its affiliates, the Company has attained licensed operator status, and no longer expects to use the services of third party operators. As the operator of a well, the Company will be responsible for

         * Permitting the well and obtaining permission from state authorities relative to spacing requirements and any other state and federal environmental clearances required at the commencement of the permitting process;
         * Formulating and delivering to all working interest owners an operating agreement establishing each participant's rights and obligations in that particular well;
         * Hiring the driller, frac company, construction contractor and other third parties to provide services for all aspects of the drilling operation, except for geological services, supervising their efforts, and actually drilling the well to the target zone;
         * If the well is successful, completing the well and connecting it to the most appropriate transmission facility for the hydrocarbons produced;
         * Serving as the caretaker of the well once production has commenced, and as such, paying bills related to the well, billing working interest owners for their proportionate expenses in drilling and completing the well, and selling the production from the well;
         * Unless each interest owner sells its production separately, collecting purchase payments from the purchaser of the production, and, once a division order has been established and confirmed by the interest owners, issuing checks monthly to each interest owner in accordance with its appropriate interest; and
         * Maintaining the well and the wellhead site during the entire term of production or until such time as a replacement operator has been hired.

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

                                   PROPERTIES

         As of December 31, 2005, the Company had acquired a total leased acreage position of 67,981 gross acres and 63,521 net acres in various Texas counties in the Barnett Shale, including Denton, Cooke, Montague, Hill, Ellis, Hamilton, Comanche and Mills Counties. As of December 31, 2005, all of this acreage (other than 673 gross acres and 422 net acres) is "undeveloped acreage," which the U.S. Securities and Exchange Commission (the "Commission") defines as "lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves." Of the Company's acreage, 673 gross acres and 422 net acres are regarded as "developed" acreage. The Company completed four producing wells during fiscal 2005; the Company completed one well during fiscal 2004, the first year of the Company's oil and gas exploration and production activities. The Company has yet to drill a well determined to be dry. Moreover, during fiscal 2005, the Company finished the drilling of an additional seven well, and these wells are currently awaiting completion. For additional information regarding these wells, see the table captioned "STATUS OF SIGNIFICANT WELLS AS OF MARCH 24, 2006" below. A report prepared by LaRoche Petroleum Consultants, Ltd. ("LaRoche") indicated that the Company's wells (which does not include any assets acquired in connection with the EBS acquisition) had as of December 31, 2005 net reserves of 96,406 barrels of oil and 1,463,699 MCF of natural gas, and total future net revenue of $12,786,199, which had a then present worth at 10% of $6,403,861. The oil price used in computing the preceding revenue figures was based on a December 31, 2005, West Texas Intermediate posted price of $57.75 per barrel, adjusted for gravity, crude quality, transportation fees, and a regional price differential. The gas price used in computing the preceding revenue figures was based on a December 31, 2005, Henry Hub physical price of $10.08 per MMBTU, adjusted for energy content, transportation fees, and a regional price differential. Lease and well operating costs were held constant in accordance with Commission guidelines. In the fall of 2004, the Company entered into a standard gas sales agreement with Targa Resources, Inc. pursuant to which Targa Resources has agreed to purchase from the Company all gas production that is realized from the approximately 352-acre tract upon which the Company's first two wells were drilled and future Company wells are expected to be drilled. The Company has entered into an agreement with Plains Marketing, LP to purchase all oil production from these wells.

         Moreover, the Company has completed its processing of a 4.3 square mile three-dimensional seismic survey that it acquired in northern Hill County over an area that includes a property leased by the Company. Based on this survey, the Company selected a site for the first well to be drilled on this property. As of January 30, 2006, the Company has permitted this well site and constructed the drill pad. Utilizing the foregoing three-dimensional seismic survey, the Company has also identified additional sites in northern Hill County to be drilled in due course. The Company cannot assure anyone that it will find any commercially producible amounts of oil or gas as a result of this drilling program.

         In February 2006, the Company entered into an agreement to lease a rig capable of drilling horizontal wells in the Barnett Shale at a contract rate of $17,400 per day. The agreement includes an option to extend the term of the agreement for an additional six months under the same terms and conditions.

         During fiscal 2005, the Company entered into an agreement (the "EBS Agreement") with EBS Oil and Gas Partners Production Company, L.P. ("EBS"), then a privately held entity that was subsequently acquired by the Company on March 15, 2006. Under the terms of the EBS Agreement, the Company made available to EBS, on a revolving basis, funds of up to a maximum sum of $1,000,000 outstanding at any given time. The funds were advanced to cover the costs incurred by EBS in connection with its acquisition of oil and gas leases. In consideration of the Company's providing this financing, the Company received varying interests or options to acquire interests in each lease with respect to which amounts are advanced. As of the end of fiscal 2005, 3,985 gross acres had been acquired under the EBS Agreement, and the Company had received interests in eight wells pursuant to the EBS Agreement. In addition, separate and apart from the EBS Agreement, the Company has acquired from EBS an interest in another well, the Smith No. 1. For additional information regarding these and other Company wells, see the table captioned "STATUS OF SIGNIFICANT WELLS AS OF MARCH 24, 2006" below.

         Effective July 1, 2004, the Company acquired from 3-R Production, Inc. oil and gas leases and interests in three low production wells, the Massey #1, the Dean #1 and the Cynthia Dale #1. The purchase price for these assets was $69,375. A total of 555 gross acres were held by these producing wells. In December 2005, the Company sold these 555 productive acres for aggregate sales proceeds of $300,000, together with 467 undeveloped acres, which were sold for aggregate additional sales proceeds of $173,100. Fees paid in connection with this sale totaled $25,550, leaving the Company with $447,550 in aggregate net sales proceeds from this sale.

         The following table gives certain information regarding the status of wells operated by the Company and in which the Company owned a significant interest:

                STATUS OF SIGNIFICANT WELLS AS OF MARCH 24, 2006

   Well                    Working Interest  (1)                  Status

1.  Pruitt #1                75%                               Producing

2.  Pruitt #2-H             100%                               Producing

3.  Pruitt #3               100%                               Producing

4.  Kirby #1                 56%                               Producing

5.  Mitchell #1              59%                               Producing

6.  Elam #1                  73%                               Waiting on
                                                               frac and pipeline

7.  Christian #1             56%                               Waiting on frac
                                                               and pipeline

8.  Smith #1                 47%                               Waiting on frac
                                                               and pipeline

9.  Summers #1               52%                               Flowing back

10. Nunneley #1              52%                               Waiting on frac

11. Whittington #1           49%                               Waiting on frac
                                                               and pipeline

12. Hawk Littell #1          42%                               Waiting on frac
                                                               and pipeline

13. Williams Estate #1       56%                               Waiting on frac
                                                               and pipeline

(1) Includes working interests acquired in connection with the consummation of the EBS transaction on March 15, 2006.

         Subsequent to the end of fiscal 2005, the Company completed its acquisition of EBS, which substantially increased the Company's property base. For more information regarding these properties, see "EBS ACQUISITION" above.

Future Activities

         If the Company is successful in its drilling activities, the Company expects to continue with the subsequent development of its current properties and additional properties it may acquire. The continuation of the Company's plan of operation depends on the successful drilling and operation of additional wells that produce commercial quantities of oil and gas and generate significant positive cash flow. The Company intends to lease additional available land to the extent that it believes such land will further the Company's oil and gas oriented value creation activities. Such leases could be in the Barnett Shale, other regions in Texas, or in areas outside of the state of Texas.

                              MARKETS AND MARKETING

         The petroleum industry has generally been characterized by rising oil and natural gas commodity prices during 2005 and recent years. Also, the industry has experienced increasing costs, particularly the cost of steel and higher drilling and well servicing rig rates. World oil prices have increased in response to political unrest and supply disruptions in Iraq, Venezuela, Nigeria and Iran, while North American gas prices have improved as supply and demand fundamentals have strengthened. Significant factors that will impact commodity prices in the near term include the final resolution of issues currently impacting Iraq and the Middle East in general, the extent to which members of the Organization of Petroleum Exporting Countries ("OPEC") and other oil exporting nations are able to continue to manage oil supply through export quotas and overall North American gas supply and demand fundamentals. Worldwide oil and North American gas prices currently remain favorable. However, the outlook for future commodity prices is uncertain.

         The Company does not expect to refine any of its production, although the Company may have to process some of its production to transport it or to meet the purchasing company's quality standards. Instead, the Company expects that all or nearly all of its production will be sold to a relatively small number of purchasers. Production from the Company's properties will be marketed consistent with industry practices. The availability of a ready market for the Company's production will depend upon a number of factors beyond the Company's control, including the availability of other domestic production, price, crude oil imports, natural gas imports, the proximity and capacity of oil and gas pipelines, and general fluctuations in supply and demand. Although the effect of these factors cannot be accurately predicted or anticipated, the Company does not anticipate any unusual difficulty in contracting to sell its production of oil and gas to purchasers and end-users at prevailing market prices and under arrangements that are usual and customary in the industry. However, there can be no assurance that market, economic and regulatory factors will not in the future materially and adversely affect the Company's ability to sell its production. The Company will strive to develop markets with end-users, local distribution companies, and natural gas brokers for gas produced from successful exploratory and development wells. The Company expects that most of the natural gas that the Company is able to find (if any) will be transported through gas gathering systems and gas pipelines that are not owned by the Company. The Company's current leased land is in fairly close proximity to gas pipelines suitable for carrying the Company's production. Transportation space on gas gathering systems and pipelines is occasionally limited and at times unavailable due to repairs or improvements being made to the facilities or due to use by other gas shippers with priority transportation agreements or who own or control the relevant pipeline. If transportation space is restricted or is unavailable, the Company's cash flow from the affected properties could be adversely affected. The Company expects that it will generally sell its crude oil and natural gas production pursuant to long-term sales contracts. The Company has currently entered into only a limited number of long-term sales contract. However, the Company does not believe that it will have any difficulty in entering into additional long-term sales contracts for its production, although there can be no assurance in this regard. Moreover, in certain cases, a property with good potential for production may prove to lack adequate access to an existing pipeline or may lack the potential for connection to a new pipeline, such that the Company is not able to exploit the economic potential of the property. In such cases, the Company may be required to record impairment writedowns with respect to such property, which could result in a negative impact to our financial position. See "RISK FACTORS - WE MAY INCUR SUBSTANTIAL IMPAIRMENT WRITEDOWNS IN THE FUTURE."

         Sales prices for oil and gas production are negotiated based on factors normally considered in the industry, such as the spot price for gas or the posted price for oil, price regulations, regional price variations, distance from the well to the pipeline, well pressure, estimated reserves, commodity quality and prevailing supply conditions. Historically, prices of crude oil and natural gas have experienced high volatility. This high volatility is a result of ever changing perceptions throughout the industry centered on supply and demand. Although the Company cannot predict the occurrence of events that may affect oil and gas prices or the degree to which oil and gas prices will be affected, the prices for any oil or gas that the Company produces should be equivalent to prevailing market prices in the geographic region, and the Company will strive to obtain the best price in the area of its production. The Company's revenues, profitability and future growth will depend substantially on prevailing prices for crude oil and natural gas. Decreases in the prices of oil and gas would likely adversely affect the carrying value of any proved reserves that the Company is successful in establishing and the Company's prospects, revenues, profitability and cash flow.

                                   COMPETITION

         The Company operates in the highly competitive areas of oil and gas exploration, development and production. The Company believes that the level of competition in these areas will continue into the future and may even intensify. In the areas of oil and gas exploration, development and production, competitive advantage is gained through superior capital investment decisions, technological innovation and costs management. The Company's competitors include major oil and gas companies, a large number of independent oil and gas companies, and numerous individuals. Competition focuses primarily on the acquisition of properties that appear attractive for the exploration for oil and gas. The principal competitive factors in the acquisition of oil and gas properties include the staff and data necessary to identify, investigate and purchase such properties and the financial resources necessary to acquire and develop them. The Company also will compete for the equipment and labor required to operate and to develop its properties. Most of the Company's competitors have substantially larger operating staffs and greater financial and other resources. In addition, larger competitors may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than the Company can, which would adversely affect the Company's competitive position. These competitors may be able to pay more for natural gas and oil properties and may be able to define, evaluate, bid for and acquire a greater number of properties than the Company can. In addition, most of the Company's competitors have been operating for a much longer time than the Company has and have demonstrated the ability to operate through a number of industry cycles. The Company's success in acquiring additional properties and discovering reserves in the future will depend upon its ability to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. The effect of the intense competition that the Company will face cannot now be determined.

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

         In the event the Company conducts operations on federal, state or Indian oil and gas leases, such operations must comply with numerous regulatory restrictions, including various nondiscrimination statutes, royalty and related valuation requirements, and certain of such operations must be conducted pursuant to certain on-site security regulations and other appropriate permits issued by the Bureau of Land Management ("BLM") or Minerals Management Service ("MMS") or other appropriate federal or state agencies.

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

         Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not materially and adversely impact the Company.

                                    EMPLOYEES

         As of March 24, 2006, the Company had 13 employees, nine of whom became employees of the Company upon the completion of the EBS acquisition. The Company does not now foresee problems in hiring additional qualified employees to meet its labor needs.

                                   FACILITIES

         The Company's principal executive offices are located in Houston, Texas where the Company leases approximately 2,916 square feet under a lease that terminates in March 2008. The Company's operational office is located in Dallas, Texas where the Company leases approximately 4,993 square feet under a lease that terminates in February 28, 2008. Management further believes that additional space and any required alternative office space can be readily obtained if needed.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is now currently involved in two pending legal proceedings that the Company assumed in connection with the EBS acquisition. The Company believes that each of these proceedings are routine and arose in the normal course of business. Moreover, the Company has indemnification agreements from the principals of EBS covering any loss that the Company may suffer in the future as a result of these proceedings. In the future, the Company may become involved in various legal proceedings from time to time, either as a plaintiff or as a defendant, and either in or outside the normal course of business. The Company is not now in a position to determine when (if ever) such a legal proceeding may arise. If the Company ever becomes involved in a legal proceeding, the Company's financial condition, operations, or cash flows could be materially and adversely affected, depending on the facts and circumstances relating to such proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

         The Company's common is listed and trades on the American Stock Exchange under the symbol "WHT." After a period in which the Company's common stock was not publicly traded, the Company's common stock began trading again in very limited quantities in the "Electronic Pink Sheets" of the National Quotation Bureau during or about March 2004. Management believes that, prior to these sales, no public sale of the Company's common stock had occurred since June 2002. In any event, after a reasonable effort, management was unable to find any data regarding the bid, ask and sales prices of the Company's common stock since January 1, 2000 (if any such data exists) up until March 2004. The following table sets forth the high and low reported closing prices for the Company's Common Stock for completed quarters since March 2004. Such quotations represent interdealer prices, without retail markup, markdown or commission, and do not necessarily represent the price of actual transactions for the fiscal quarters indicated.

                                             HIGH                      LOW
                                             ----                      ---

                  2005

                  Fourth Quarter            $4.30                      $3.30
                  Third Quarter              4.10                       3.35
                  Second Quarter             4.65                       3.53
                  First Quarter              5.50                       3.05

                  2004

                  Fourth Quarter            $4.75                      $2.74
                  Third Quarter              3.20                       2.70
                  Second Quarter             3.40                       1.25

         As of March 24, 2006, the Company had 214 holders of record. Management believes that the Company has closer to 1,000 beneficial holders of its stock, although the exact number of these holders cannot be determined.

         The Company has never paid cash dividends, and has no intentions of paying cash dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. In addition to historical information, the discussion in this report contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated by these forward-looking statements due to factors including, but not limited to, those factors set forth under "Risk Factors" and elsewhere in this report.

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Critical accounting policies are defined as those significant accounting policies that are most critical to an understanding of a company's financial condition and results of operations. We consider an accounting estimate or judgment to be critical if (1) it requires assumptions to be made that were uncertain at the time the estimate was made, and (2) changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

         We believe that the following significant accounting policies will be most critical to an evaluation of our future financial condition and results of operations.

Proved Oil and Natural Gas Reserves

         Proved reserves are defined by the SEC as the estimated quantities of crude oil, condensate, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty are recoverable in future years from known reservoirs under existing economic and operating conditions. Valuations include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. Prices do not include the effect of derivative instruments, if any, entered into by us.

         Proved developed reserves are those reserves expected to be recovered through existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery are included as proved developed reserves only after testing of a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

         Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on non-drilled acreage, or from existing wells where a relatively major expenditure is required for re-completion. Reserves on non-drilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other non-drilled units are claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation.

         Volumes of reserves are estimates that, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data as well as production performance data. There are numerous uncertainties in estimating crude oil and natural gas reserve quantities, projecting future production rates and projecting the timing of future development expenditures. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way. Estimates of independent engineers that we use may differ from those of other engineers. The accuracy of any reserve estimate is a function of the quantity of available data and of engineering and geological interpretation and judgment. Accordingly, future estimates are subject to change as additional information becomes available.

Successful Efforts Accounting

         We utilize the successful efforts method to account for our crude oil and natural gas operations. Under this method of accounting, all costs associated with oil and gas lease acquisitions, successful exploratory wells and all development wells are capitalized and amortized on a unit-of-production basis over the remaining life of proved developed reserves and proved reserves on a field basis. Unproved leasehold costs are capitalized pending the results of exploration efforts. Exploration costs, including geological and geophysical expenses, exploratory dry holes and delay rentals, are charged to expense when incurred.

Impairment of Properties

         We review our proved properties for potential impairment at the lease level when management determines that events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Such events include a projection of future oil and natural gas reserves that will be produced from a lease, the timing of this future production, future costs to produce the oil and natural gas, and future inflation levels. If the carrying amount of an asset exceeds the sum of the undiscounted estimated future net cash flows, we recognize impairment expense equal to the difference between the carrying value and the fair market value of the asset, which is estimated to be the expected present value of future net cash flows from proved reserves, without the application of any estimate of risk. We cannot predict the amount of impairment charges that may be recorded in the future. Unproved leasehold costs are reviewed periodically and a loss is recognized to the extent, if any, that the cost of the property has been impaired.

Asset Retirement Obligations

         We are required to estimate the future costs of the retirement obligations of our producing oil and gas properties. Those abandonment costs, in some cases, will not be incurred until a substantial number of years in the future. Such cost estimates could be subject to significant revisions in subsequent years due to changes in regulatory requirements, technological advances and other factors that may be difficult to predict.

Stock-Based Compensation

         Compensation expense has been recorded for common stock grants based on the fair value of the common stock on the measurement date. SFAS No 123R "Shared Based Payments" ("SFAS No. 123R") establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods and services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. SFAS No. 123R shall be effective for us as of the beginning of 2006 and will have no impact on our financial statements as the only stock-based compensation that we have previously issued was common stock grants that were recorded at fair value.

Income Taxes

         We are subject to income and other related taxes in areas in which we operate. When recording income tax expense, certain estimates are required by management due to timing and the impact of future events on when we recognize income tax expenses and benefits. We will periodically evaluate our tax operating loss and other carryforwards to determine whether we should recognize in our financial statements a gross deferred tax asset, as well as a related valuation allowance.

RESULTS OF OPERATIONS


Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004


         Financial results for the year ended December 31, 2005 are not comparable to financial results for the year ended December 31, 2004 as the Company had limited operations related to start-up activities throughout most of 2004. The Company's oil and gas operations commenced in earnest with the drilling of the Company's first operated well, the Lucille Pruett #1, which was completed during November 2004. 2004 production and revenues for this well were minimal. During the second half of 2004 and most of 2005, the Company also received minimal revenues and incurred limited expenses for three marginal non-operated wells that were sold in the fourth quarter of 2005. Late in 2005, the Company completed and commenced sales from three additional new wells, the Lucille Pruett #2H, Kirby #1 and Mitchell #1.

         Revenues from sales of oil and gas were $595,657 in 2005 as compared to $116,137 in 2004, reflecting a full year of production from the Lucille Pruett #1, initial sales late in 2005 from the three new wells and higher prices received for both oil and gas. Production expenses for 2005, including severance taxes, equaled $108,227 versus none recorded in 2004. The increased expenses reflect costs associated with more wells to operate and maintain and higher sales volumes. Exploration expenses of $360,170 in 2005 reflect the Company's share of three dimensional seismic survey costs for acquiring data over Hill County, Texas acreage leased by the Company. General and administrative expenses increased from $745,955 in 2004 to $1,782,184 in 2005 reflecting a full year of expanding business activities resulting in staff and services additions. Depreciation, depletion and amortization charges increased from $97,965 to $344,797 from 2004 to 2005, in line with the growth in production and revenues. Impairment charges of $636,278 were taken against three properties in 2005 versus charges of $268,962 taken against one property in 2004. As a result of the above revenues and expenses, 2005 operations incurred a loss of $2,635,999 as compared to a loss of $996,745 in 2004.

         Other income and expense items in 2005 included $359,490 in interest income on cash balances and the loan to EBS and $339,355 in income from the sale of the Company's interests in the three marginal wells discussed above and 467 undeveloped acres. Other expenses for 2004 netted to $40,014 with interest expense of $141,983 partially offset by interest income of $50,704 and other income from various items of $51,265.


         The Company incurred a net loss of $1,939,322, or $0.11 per share, for the year ended December 31, 2005 as compared to a net loss of $1,036,759, or $0.18 per share, for the year ended December 31, 2004.


Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

         A comparison between the financial results for the year ended December 31, 2004 are not comparable to financial results for the year ended December 31, 2003 are not meaningful. The Company, previously known as Eventemp, was dormant throughout all of 2003 and for the first two months of 2004 (when it changed its business focus to the oil and gas exploration and production sector and changed its name to Westside Energy).

                         LIQUIDITY AND CAPITAL RESOURCES

         From the time that the Company changed its business focus to oil and gas activities in February 2004 through the beginning of November 2004, the Company financed its business through a series of financings that could be regarded as involving "seed" capital or bridge financing. These financings were undertaken to sustain the Company until it could raise additional long-term capital. Many of these financings were funded in whole or in part by members of the Company's management, either directly or through entities controlled by them. This "seed" capital included a total of $1.11 million in debt financing, all of which has either been repaid or converted into equity. In connection with these borrowings, the Company granted warrants to purchase up to an aggregate of 820,000 shares of the Company's common stock for a per-share exercise price of $.50. These warrants have a term of, and are exercisable for, five years. With regard to equity financings, in February 2004 the Company raised "seed" capital from management by selling to them, directly or through entities controlled by them, a total of 4,080,000 shares of the Company's common stock for a per-share purchase price of $.01. During the quarter ended June 30, 2004, the Company completed a second round of equity financing by selling 385,500 units of the Company's securities to a total of 17 accredited investors. Each unit was comprised of two shares of the Company's common stock and a warrant to purchase one share of the Company's common stock at a per share price of $2.50. The warrants have a term of and are exercisable for two years. The purchase price for a unit was $2.00, with the Company receiving aggregate offering proceeds of $771,000 from the offering.

         On November 2, 2004, the Company completed the private placement of an aggregate of 10,000,000 shares of its common stock, $.01 par value, at a price of $2.00 per share. The cash offering resulted in $20 million in gross proceeds and approximately $18.5 million in net proceeds to the Company after deducting placement-related costs. The shares were issued to a total of 50 investors, all of whom were accredited. The Company's placement agent received a placement fee in the amount of $1,400,000, and was granted a five-year warrant to purchase 300,000 shares of common stock at a purchase price of $2.00 per share. A portion of the proceeds from this private placement was used to retire indebtedness in the aggregate original principal amount of $810,000 plus interest. All of this indebtedness was either owed directly to members of the Company's management or owed to entities controlled by members of the Company's management. Some of this indebtedness was secured by all of the Company's assets, including the Company's then current oil and gas interests as well as all such interests to be acquired in the future. In connection with the payment of this indebtedness, the liens on the Company's assets were released. In addition, in connection with the closing of the private placement, a holder of a short-term convertible promissory note having a principal balance of $300,000 converted the principal balance of the promissory note into 150,000 shares of the Company's common stock.

         On January 9, 2006, the Company completed the private placement of an aggregate of 3,278,000 shares of its common stock at a price of $3.15 per share The cash offering resulted in $10,325,700 in gross proceeds and approximately $9.5 million in net proceeds to the Company after deducting placement-related costs. The shares were issued to a total of 27 investors, all of whom were accredited.

            On March 15, 2006, the Company, as borrower, entered into a $45 million four-year Advancing Term Credit Agreement (the "Credit Agreement") with GasRock Capital LLC ("GasRock"), as lender. The Credit Agreement provides the terms under which GasRock will make available to the Company a senior secured revolving credit facility in an aggregate amount of up to $45 million. Borrowings under the Credit Agreement may be used for the following purposes:

         1. Up to $9.5 million may be used for closing costs pertaining to the transaction, for approved drilling and for pipeline expansion.

          2. Up to $7.5 million may be used for the cash portion of an earn-out agreement entered into in connection with the Company's acquisition of all of the outstanding equity interests (the "Equity Interests") in EBS Oil and Gas Partners Production Company, L.P. and EBS Oil and Gas Partners Operating Company, L.P. (collectively "EBS"), provided that any amount advanced for payment of the earn-out agreement will reduce dollar-for-dollar the amount available for the uses described in purpose 4 below.

         3. Up to $1.5 million may be used in certain circumstances for the Company's overhead.

         4. Up to an additional $34.0 million may be made available at later dates (subject to GasRock's approval) for additional exploitation of proved developed non-producing reserves, additional lender-approved drilling of new wells, lease acquisitions, pipeline expansion or seismic expenses.

In connection with the acquisition of the Equity Interests, the Company borrowed $5.3 million under the Credit Agreement for the payment of cash at closing, the retirement of a third party loan in the approximate amount of $1.6 million, the reimbursement of costs associated with previous drilling, and future developmental drilling.

                  GasRock's commitments under the Credit Agreement will terminate on March 14, 2009, unless terminated earlier by the Company upon repayment of all outstanding amounts or by GasRock upon an event of default. To secure the Company's obligations under the Credit Agreement, the Company granted a security interest in all of its assets in favor of GasRock. The Credit Agreement also requires hedging for a substantial portion of the the Company's reserves. Amounts outstanding under the Credit Agreement will bear interest at an annual rate equal to the greater of (a) twelve percent (12.0%) or (b) the one-month London interbank offered rate (LIBOR), plus 6.50%. Eighty-five percent (85.0%) of monthly revenue from oil & gas production and commodity hedging, net of production operations related costs, will be applied to the repayment of the indebtedness under the Credit Agreement, subject to the limited ability of the Company to remit less than 85% and to retain more than 15% of monthly net revenue to cover the Company's overhead. The Company will also pay a facility fee equal to 2.0% of all advances, with the amount of such fee not paid at the time of the advance but added to the outstanding principal balance and amortized in accordance with the terms of the Credit Agreement. In consideration of GasRock providing the financing under the Credit Agreement, GasRock will receive a one percent (1.0%) overriding royalty interest in each producing well and lease within the Company as of the date of the execution of the Credit Agreement. GasRock will also receive a one percent (1.0%) overriding royalty interest in each producing well, each lease and any related unit (as defined in the Credit Agreement) acquired during the term of the Credit Agreement if the Company uses advances under the Credit Agreement to acquire same. GasRock will also receive a one and one-half percent (1.5%) overriding royalty interest in each well and related unit (as defined in the Credit Agreement) if the Company uses advances under the Credit Agreement to develop same. The Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants (including a maximum leverage ratio), and customary events of default.

         Management believes that the proceeds from the January 9, 2006 private placement of 3,278,000 shares and the amounts available under the Credit Agreement will be sufficient to enable the Company to pursue its business plan for the next 12 months.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The report of Company's Independent Auditors appear at Page F-1 hereof, and the Financial Statements of the Company appear at Page F-2 through F-16 hereof.

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

          However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there has been an inherent lack of segregation of duties. The addition of accounting staff as a result of the EBS transaction will, over time, substantially improve the Company's ability to segregate duties. The Company has periodically assessed and will continue to assess the cost versus benefit of adding the resources that would remedy or mitigate this situation. As part of this on-going assessment and as a result of an increase in the Company's financial ability and an increase in expected number of transactions related to the Company's operations, the Company hired a corporate controller during the first week of May 2005. Management does not expect that the Company's disclosure controls and procedures will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, but not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to errors or fraud will not occur.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

ITEM 8B. OTHER INFORMATION

         Not applicable.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                             DIRECTORS AND OFFICERS

         The directors and executive officers of the Company are as follows:

         Name                     Age              Positions

   Keith D. Spickelmier            44          Chairman of the Board

   Jimmy D. Wright                 46          Director, Chief Executive Officer
                                               and Chief Financial Officer

   Douglas G. Manner               50          Director, Chief Operating Officer

   Craig S. Glick                  46          Director and Chairman of the
                                               Audit Committee

   John T. Raymond                 35          Director and Chairman of the
                                               Nominating Committee

   Herbert C. Williamson           57          Director and Chairman of the
                                               Compensation Committee

   Sean J. Austin                  53          Vice President and
                                               Corporate Controller

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

            Effective March 30, 2005, Douglas G. Manner was elected to the Company's Board of Directors. On December 8, 2005, effective January 1, 2006, Douglas G. Manner was appointed as the Company's Chief Operating Officer. Prior to being appointed as the Company's Chief Operating Officer, Mr. Manner served as Senior Vice President and Chief Operating Officer of Kosmos Energy, LLC, which is a private energy company exploring for oil and gas in the offshore regions of West Africa. Mr. Manner joined Kosmos Energy in January 2004. Prior to Kosmos Energy, Mr. Manner served as President and Chief Operating Officer of White Stone Energy, a Houston based oil and gas advisory firm from August 2002 until December, 2003. From May 2001 until June 2002, Mr. Manner served as Chairman and Chief Executive Officer of Mission Resources, and he previously served as Chief Executive Officer and President of Bellwether Exploration, one of Mission's predecessor companies, from June 2000 until May 2001. Mr. Manner was named Chairman of the Board at Bellwether in December 2000. Bellwether was comprised of core domestic assets as well as operations in Ecuador and the Ukraine. Mr. Manner joined Bellwether in May 2000 from Gulf Canada Resources Limited where he served as Vice President and Chief Operating Officer from July 1998 through May 2000. Mr. Manner's previous experience includes 15 years (1981 through 1996) with Ryder Scott Petroleum Engineers, an international independent reservoir engineering firm. He joined the company as a consulting reservoir engineer in 1981. Mr. Manner has served on the boards of directors for Gulf Midstream Service, ROC Oil and Petrovera Energy Company. In addition to serving on our board, Mr. Manner also serves on the Board of Directors of Cordero Energy, Zenas Energy and Rio Vista Energy Partners, L.P.. Mr. Manner received a Bachelor's of Science degree in mechanical engineering from Rice University in 1977. He is a professional engineer certified by the Texas Board of Professional Engineers, and he is a member of the Society of Petroleum Engineers.

            Effective March 30, 2005, John T. Raymond was elected to the Company's Board of Directors. Mr. Raymond currently manages various investments through Lynx Holdings, a private company of which he is the owner and Chief Executive Officer. Mr. Raymond has served as a director of Vulcan Energy Corporation since July 2004, and he served as the Chief Executive Officer of Vulcan Energy from July 2004 to April 2005. Mr. Raymond also served as President and Chief Executive Officer of Plains Resources Inc., the predecessor company to Vulcan Energy, from December 2002 to April 2005. Prior thereto, Mr. Raymond served as Executive Vice President and Chief Operating Officer of Plains Resources from May 2001 to November 2001 and President and Chief Operating Officer from November 2001 to April 2005. Mr. Raymond also served as President and Chief Operating Officer of Plains Exploration and Production from December 2002 to March 2004. Mr. Raymond also served as a director of Plains All American from June 2001 to April 2005. He was Director of Corporate Development of Kinder Morgan, Inc. from January 2000 to May 2001. He served as Vice President of Corporate Development of Ocean Energy, Inc. from April 1998 to January 2000. He was a Vice President with Howard Weil Labouisse Friedrichs, Inc. from 1992 to April 1998. Mr. Raymond earned his Bachelor of Science in management at the Tulane University AB Freeman School of Business.

            Effective March 30, 2005, Herbert C. Williamson was elected to the Company's Board of Directors. Mr. Williamson has over 30 years of experience in the oil and gas industry and investment banking business. He has served on the board of Mission Resources Corp. since November of 2002. From April 1997 to February 2002, Mr. Williamson served as director of Pure Resources, Inc. and its predecessor, and during this tenure he served as chairman of the special committee in connection with the tender offer made by Unocal. From September 2000 through March 2003, he was also a director of Southwest Royalties, Inc. and during this tenure he was chairman of the independent directors committee for that company's sale to Clayton Williams Energy. Since 1996, Mr. Williamson has also served as a director of Merlon Petroleum Company, a private oil and gas company engaged in exploration and production in East Texas and Egypt, and Mr. Williamson had previously served as the chief financial officer of this company. From April 1985 through April 1995, Mr. Williamson served as vice chairman and executive vice president for Parker & Parsley Petroleum Company, now Pioneer Natural Resources Company, and from October 1998 to April 1999, he served as chief financial officer with Seven Seas Petroleum. From April 1995 through May 1999, Mr. Williamson was an investment banker with Petrie Parkman & Company and prior to that he was a director in the Energy Group at C S First Boston. Mr. Williamson earned a Bachelor of Arts degree from Ohio Wesleyan University and a Master of Business Administration from Harvard University.

         Effective January 23, 2006, Craig S. Glick was elected to the Company's Board of Directors. Mr. Glick is currently a Partner at Kosmos Energy, which is a private energy company that Mr. Glick helped found in 2003 and which concentrates on exploring for oil and gas in the offshore regions of West Africa. From 1999 to 2003, Mr. Glick was President of Hunt Resources, Inc. and Senior Vice President of Hunt Oil Company. During the period from 1994 to 1999, he was General Counsel and Chief Financial Officer of Gulf Canada. In 1994, Mr. Glick was in charge of acquisitions for Torch Energy. He began his career as an attorney with Vinson & Elkins, LLP in the Business Transactions Practice where he made Partner in 1993. Glick obtained his Doctorate of Jurisprudence from The University of Texas School of Law in 1985.

         Effective May 4, 2005, Sean J. Austin was appointed as Vice President and Corporate Controller of the Company. Prior to joining the Company, Mr. Austin spent 23 years with Amerada Hess (NYSE: AHC) holding senior management positions in the company's New York and Houston offices. Most recently, from 1999 until 2004, Mr. Austin served as Vice President, Finance and Administration, Exploration and Production for Amerada Hess in Houston. From 1995 to 1999, he served as Vice President and Corporate Controller in the New York office. Prior to joining Amerada Hess, Mr. Austin served from 1974 to 1979 as an officer in the United States Navy. He holds a Bachelors degree in Accounting from the University of Notre Dame and a Master of Business Administration degree from the Amos Tuck School of Business at Dartmouth College.

         The authorized number of directors of the Company is presently fixed at six. Each director serves for a term of one year that expires at the following annual stockholders' meeting. Executive officers are appointed by the Board of Directors and serve until their successors are appointed. There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

         The Board of Directors has established an Audit Committee. The Audit Committee supervises the financial affairs of the Company and generally reviews the results and scope of the audit and other services provided by the Company's independent accountants and reports the results of their review to the Board and to the Company's management. Currently the Audit Committee consists of Herbert
C. Williamson, Craig S. Glick and John T. Raymond. The Company's Board of Directors has determined that each of Herbert C. Williamson, Craig S. Glick and John T. Raymond is an "audit committee financial expert," as defined by applicable Commission rules and regulations.

                                 CODE OF ETHICS

         On March 31, 2004, the Company adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is posted on the Company's website, and anyone can obtain a copy of the Code of Ethics by contacting the Company at the following address: 4400 Post Oak Parkway Suite 2530, Houston, TX 77027, attention: President and Chief Executive Officer, telephone: (713) 979-2660. The first such copy will be provided without charge. The Company will post on the Company's website any amendments to the Code of Ethics, as well as any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or the National Association of Dealers.

                        SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish the Company with copies of all such Section 16(a) forms. Each of the Company's three directors newly-elected during fiscal 2005 filed his Form 3 slightly late. Each of Herbert C. Williamson and John T. Raymond filed his Form 3 two business days after the end of the 10-day filing period, while Douglas G. Manner filed his Form 3 one week after the end of the 10-day filing period. Keith D. Spickelmier failed to file timely a Form 4 or Form 5 regarding year-end gifts exempt from Section 16 of the Exchange Act of an aggregate of 6,800 shares to two of his family members. Based solely on its review of written representations from certain reporting person, the Company believes that, during fiscal 2005, each of its officers, directors and greater than ten percent stockholders otherwise complied with all applicable filing requirements of Section 16(a).

ITEM 10.  EXECUTIVE COMPENSATION.

                           Summary Compensation Table

         The following table sets forth the compensation paid by the Company to its Chief Executive Officer for services in all capacities during the fiscal years ended December 31, 2005 and December 31, 2004, and to its Vice President/Corporate Controller during the fiscal year ended December 31, 2005 (no other executive officer of the Company had total annual salary and bonus for the fiscal years ended December 31, 2005 or 2004 exceeding $100,000, and no executive officer of the Company received any remuneration for the fiscal year ended December 31, 2003.) For purposes hereof, the officers of the Company listed in the table below are referred to herein as the "Named Executive Officers."

                         Summary Compensation Table (1)

                                Annual Long-Term
                            Compensation Compensation

(a)                      (b)           (c)            (d)               (f)
                       Fiscal
Name and               Year                                         Restricted
Principal Position     Ended         Salary          Bonus          Stock Awards

Jimmy D. Wright        12/31/05     $150,000           $0              $0
Chief Executive        12/31/04      $25,000 (2)       $0              $0
Officer

Sean J. Austin         12/31/05      $92,167 (3)    $20,000 (4)    $80,000 (5)
Vice President and
Corporate Controller

     (1) The Columns designated by the Commission for the reporting of certain other annual compensation, securities underlying options/SARs, long term incentive plan payouts, and all other compensation, have been eliminated as no such other annual compensation, underlying securities, payouts or compensation were awarded to, earned by, paid to or outstanding with respect to any specified person during any fiscal year covered by the table.
     (2) Mr. Wright started receiving his salary on November 1, 2004. Prior to that time, he worked without remuneration.
     (3) Mr. Austin became Vice President and Corporate Controller on May 4,
         2005.
     (4) In connection with Mr. Austin's employment, the Company granted to him a sign-on bonus of 5,000 shares. The figure in the table is based on the 5,000 shares granted multiplied by $4.00, the closing price of the Company's stock prior to the date of grant. These 5,000 shares had a value of $16,100 as of March 23, 2006, based on the $3.22 closing price of the Company's stock on that date
     (5 In connection with Mr. Austin's employment, the Company granted to him 20,000 restricted shares. These restricted shares are subject to vesting. Of these shares, 10,000 may become vested on the first anniversary date of the employment agreement (subject to Mr. Austin's continued employment), and 10,000 may become vested on the second anniversary date of the employment agreement (subject to Mr. Austin's continued employment). The figure in the table is based on the 20,000 restricted shares granted multiplied by $4.00, the closing price of the Company's stock prior to the date of grant. These 20,000 restricted shares had a value of $64,400 as of March 23, 2006, based on the $3.22 closing price of the Company's stock on that date.

                             Stock Option/SAR Grants

         During the fiscal year ended December 31, 2005, the Company did not grant any stock options or stock appreciation rights to any Named Executive Officers.

                   Option/SAR Exercises and Option/SAR Values

         During the fiscal year ended December 31, 2005, no Named Executive Officers exercised any stock options to acquire shares of the Company's stock or any stock appreciation rights. As of December 31, 2005, no Named Executive Officers held any stock options to acquire shares of the Company's stock or any stock appreciation rights that were (in either case) awarded as compensation.

        Compensation and Change in Control Agreements with Key Personnel

         Commencing November 1, 2004, the Company began paying an annual salary in the amount of $150,000 to Jimmy D. Wright for serving as the Company's Chief Executive Officer and Chief Financial Officer. This salary is subject to increase, decrease or elimination at any time and for any reason at the discretion of the Company's Board of Directors. In addition, commencing November 1, 2004, the Company engaged Keith D. Spickelmier, the Company's Chairman of the Board, as a consultant and began paying to him a monthly consulting fee in the amount of $6,000. This consulting engagement is terminable at the will of either the Company or Mr. Spickelmier, and the consulting fee is subject to increase, decrease or elimination at any time and for any reason at the discretion of the Company's Board of Directors. Neither of Messrs. Wright or Spickelmier has entered into a written employment or consulting agreement or a covenant not to compete agreement with the Company. As a result, each of Messrs. Wright and Spickelmier may discontinue providing services to the Company at any time and for any reason, and even thereafter commence competition with the Company. Conversely, the Company may discontinue employing or engaging either of Messrs. Wright or Spickelmier at any time and for any reason at the discretion of the Company's Board of Directors. However, in view of the current composition of the Company's Board of Directors (which includes each of Messrs. Wright and Spickelmier), the Company's discontinuation of either of Mr. Wright's employment or Mr. Spickelmier's consulting engagement is not likely in the foreseeable future.

            The Company has entered into an employment agreement (the "Manner Employment Agreement") with Douglas G. Manner, a director and the Company's Chief Operating Officer, effective January 1, 2006. The Manner Employment Agreement has a two-year term, subject to earlier termination by the Company upon certain customary events and by Mr. Manner upon certain events amounting to a sale of the Company (such events being referred to hereinafter as a "Change of Control"). Under the Manner Employment Agreement, Mr. Manner is to receive an annual salary of $175,000. Furthermore, per the Manner Employment Agreement, the Company agreed to issue to Mr. Manner as a sign-on bonus a number of shares of the Company's common stock (the shares comprising the sign-on stock bonus are referred to hereinafter as the "Bonus Shares") equal to one and one-half times the number of any such shares that Mr. Manner purchases for cash directly from the Company at any time on or before March 31, 2006 unless extended, up to a maximum of 225,000 Bonus Shares. Of these Bonus Shares, one-third will vest immediately, one-third may become vested on the first anniversary date of the Manner Employment Agreement (subject to Mr. Manner's continued employment), and one-third may become vested on the second anniversary date of the Manner Employment Agreement (subject to Mr. Manner's continued employment). All of the Bonus Shares shall immediately vest upon Mr. Manner's termination of the Manner Employment Agreement after a Change of Control. Moreover, per the Manner Employment Agreement, the Company agreed to issue to Mr. Manner as additional bonuses 100,000 shares (for an aggregate total of 600,000 shares) of the Company's common stock ("Additional Bonus Shares") each time that the 30-day trailing average of the Company's common stock closing price equals or exceeds for the first time each of the following figures: $5.00, $6.00, $7.00, $8.00, $9.00 and $10.00. Upon Mr. Manner's termination of the Manner Employment Agreement after a Change of Control, Mr. Manner shall be entitled to be issued immediately all of the 600,000 Additional Bonus Shares that have not already been issued. The issuance of any Bonus Shares or Additional Bonus Shares is subject to regulatory compliance. Mr. Manner is also entitled to participate in any and all employee benefit plans now existing or hereafter established for the Company's employees, provided that he meets the eligibility criterion therefor.

            The Company has entered into an employment agreement (as amended the "Austin Employment Agreement") with Sean J. Austin, a Vice President and the Corporate Controller. The Austin Employment Agreement has an indefinite term. Under the Austin Employment Agreement, Mr. Austin is to receive an annual salary of $140,000, subject to annual review. Furthermore, per the Austin Employment Agreement, Mr. Austin received a stock grant with respect to 25,000 shares of the Company's common. Of these shares, 5,000 vested immediately, 10,000 may become vested on the first anniversary date of the Austin Employment Agreement (subject to Mr. Austin's continued employment), and 10,000 may become vested on the second anniversary date of the Austin Employment Agreement (subject to Mr. Austin's continued employment). Moreover, the Company and Mr. Austin entered into an amendment to the Austin Employment Agreement whereby the Company would agree to issue to Mr. Austin as additional bonuses 20,000 shares (for an aggregate total of 120,000 shares) of the Company's common stock each time that the 30-day trailing average of the Company's common stock closing price equals or exceeds for the first time each of the following figures: $5.00, $6.00, $7.00, $8.00, $9.00 and $10.00. Such amendment would provide that, upon Mr. Austin's termination of the Austin Employment Agreement after a Change of Control, Mr. Austin shall be entitled to be issued immediately all of the 120,000 shares that have not already been issued. The issuance of any of the preceding shares would be subject to regulatory compliance. Mr. Austin is also entitled to participate in any and all employee benefit plans hereafter established for the Company's employees.

                              Director Compensation

         Each member of the Company's Board of Directors who is not an employee of Westside or any of its affiliates (a "Non-Employee Director") is eligible to receive awards of the Company's Common Stock under the Company's 2005 Director Stock Plan. Each Non-Employee Director receives an award of 12,666 shares of Common Stock when he or she first becomes a director. Of these shares, 4,222 are unrestricted, and the remaining 8,444 shares are restricted, with one-half of them vesting one year after the award and with one-half of them vesting two years after the award, provided, in both cases, that the related person is still a director of the Company on the vesting dates. In addition to the initial grant, each Non-Employee Director receives an annual award of 2,650 shares of the Company's Common Stock. Of these shares, 884 are unrestricted, and the remaining 1,766 are restricted, with one-half of them vesting one year after the award and with one-half of them vesting two years after the award, provided, in both cases, that the related person is still a director of the Company on the vesting dates.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                           BENEFICIAL OWNERSHIP TABLE

         The following table sets forth as of March 27, 2006, the number of shares of the Company's Common Stock beneficially owned by (i) each director of the Company; (ii) each of the Company's executive officers; (iii) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; and (iv) all executive officers and directors as a group. Unless otherwise indicated, each person has sole voting and dispositive power over such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such group or person. Unless otherwise indicated, the address for each person named in the table is 4400 Post Oak Parkway, Suite 2530, Houston, Texas 77027.

         Name and Address of                    Beneficial Ownership (1)
         Beneficial Owner                      Number           Percent

         Westside Resources, L.P.             3,435,693 (2)    16.4%

         Jimmy D. Wright                      3,435,693 (3)    16.4%

         Keith D. Spickelmier                 2,636,260 (4)    12.6%

         Douglas G. Manner                       62,666 (5)      *

         John T. Raymond                         62,666          *

         Herbert C. Williamson                   12,666          *

         Craig S. Glick                          42,666          *

         Sean J. Austin                          25,000 (6)      *

         All directors and officers           6,277,617 (7)    29.5%
         as a group (seven persons)

         Wellington Management Company, LLP   3,973,480 (8)    19.2%
         75 State St
         Boston, MA  02109

         Spindrift Investors (Bermuda) L.P.   1,617,580 (9)     7.8%
         Clarendon House, 2 Church Street
         Hamilton, Bermuda

         Spindrift Partners,  L.P.            1,377,200 (10)    6.7%
         75 State St
         Boston, MA  02109

*        Less than one percent

(1) Includes shares beneficially owned pursuant to options and warrants exercisable within 60 days.
(2) Includes 3,144,585 shares held directly and 291,108 shares that may be purchased pursuant to warrants that are currently exercisable. Jimmy D. Wright has sole voting power and sole investment power over these shares. These shares are also included in the table in the figure of shares beneficially owned by Mr. Wright.
(3) All of these shares are held by Westside Resources, L.P., an entity over which Mr. Wright has complete control. Accordingly, Mr. Wright has sole voting power and sole investment power over these shares. These shares are also included in the table in the figure of shares beneficially owned by Westside Resources, L.P.
(4) Includes 2,332,368 shares held directly and 303,892 shares that may be purchased pursuant to warrants that are currently exercisable.
(5) Does not include 150,000 shares that may be sold to Mr. Manner in a private placement upon the completion of regulatory compliance pertaining to the sale, 225,000 shares that may be issued as an employee sign-on bonus and a currently indeterminable number of shares (up to 600,000) that may be issued as an additional performance bonus.
(6) Does not include 29,972 shares that may be sold to Mr. Austin in a private placement upon the completion of regulatory compliance pertaining to the sale, and a currently indeterminable number of shares (up to 120,000) that may be issued as an additional performance bonus.

(7) Includes 2,538,032 shares held directly, 3,144,585 shares held by a related entity, and 595,000 shares that may be purchased pursuant to warrants that are currently exercisable; does not include 179,972 shares that may be sold to Messrs. Manner and Austin in a private placement upon the completion of regulatory compliance pertaining to, 225,000 shares that may be issued to Mr. Manner as an employee sign-on bonus (which shares will be subject to vesting and the risk of forfeiture), a currently indeterminable number of shares (up to 600,000) that may be issued to Mr. Manner as an additional performance bonus, or a currently indeterminable number of shares (up to 120,000) that may be issued to Mr. Austin as an additional performance bonus.
(8) Wellington Management Company, LLP ("WMC") has filed with the Commission on January 10, 2006 an amendment to its Schedule 13G respecting its beneficial ownership indicating that it is a registered investment advisor. WMC has advised the Company that clients of WMC are the record holders of all of the 3,973,480 shares reflected in the table. However, in its capacity as investment advisor, WMC may be deemed to own beneficially all of the 3,973,480 shares reflected in the table. Of these shares, 1,617,580 shares are also included in the table in the figure of shares beneficially owned by Spindrift Investors (Bermuda) L.P., and 1,377,200 shares are also included in the table in the figure of shares beneficially owned by Spindrift Partners, L.P.
(9) Wellington Management Company, LLP ("WMC") acts as investment adviser to this beneficial owner. In such capacity, Wellington holds voting and dispositive power over the shares held by this beneficial owner and, therefore, is deemed to share beneficial ownership of the shares. These 1,617,580 shares are also included in the table in the figure of shares beneficially owned by WMC.
(10) Wellington Management Company, LLP ("WMC") acts as investment adviser to this beneficial owner. In such capacity, Wellington holds voting and dispositive power over the shares held by this beneficial owner and, therefore, is deemed to share beneficial ownership of the shares. These 1,377,200 shares are also included in the table in the figure of shares beneficially owned by WMC.

                            EQUITY COMPENSATION PLANS

            The Company has two equity compensation plans for its directors and consultants pursuant to which options, rights or shares may be granted or issued. These plans include the Company's 2004 Consultant Compensation Plan (the "Consultant Plan") and the Company's 2005 Director Stock Plan (the "Director Plan"). In accordance with requirements of the U.S. Securities and Exchange Commission, further information on the material terms of the Consultant Compensation is given below.

         The following table provides information as of December 31, 2005 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

                      Equity Compensation Plan Information

                                                            Number of securities
                                                            remaining available
                                                            for future issuance
                    Number of securities  Weighted-average  under equity
                    to be issued upon     exercise price of compensation plans
                    exercise of out-      outstanding       (excluding
                    standing options,     options, warrants securities reflected
                    warrants and rights   and rights        in column (a))
    Plan category        (a)                   (b)                (c)

Equity compensation      -0-                   -0-                -0-
plans approved by
security holders

Equity compensation      -0-                   -0-              3,210,084
plans not approved by
security holders

Total                    -0-                   -0-              3,210,084 (1)

                 (1) Of these shares, 2,748,082 shares and 462,002 shares remain available for issuance under the Company's 2004 Consultant Compensation Plan and the Company's 2005 Director Stock Plan, respectively.

                   Company's 2004 Consultant Compensation Plan

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

         Shares Subject to the Consultant Plan. Three million (3,000,000) shares of Common Stock are authorized to be awarded pursuant to the Consultant Plan, 500,000 of which were registered with the U.S. Securities and Exchange Commission. Any shares awarded and later forfeited are again subject to award or sale under the Consultant Plan. Awards may be made pursuant to the Consultant Plan until no further shares are available for issuance or until April 15, 2014, whichever occurs first.

         Previous Awards. The Company has awarded 251,918 shares of Common Stock pursuant to the Consultant Plan as of December 31, 2005.

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

         Amendment and Termination. The Company's Board of Directors may terminate or amend the Consultant Plan in any respect at any time, except no action of the Company's Board of Directors, or the Company's stockholders, may, without the consent of a participant, alter or impair such participant's rights under any restricted shares previously granted.

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

         Tax Withholding. The Company has the right to deduct withholding taxes from any payments made pursuant to the Consultant Plan or to make such other provisions as it deems necessary or appropriate to satisfy its obligations to withhold federal, state or local income or other taxes incurred by reason of payment or the issuance of Common Stock under the Consultant Plan or the lapse of restrictions on grants upon which restrictions have been placed.

                       Company's 2005 Director Stock Plan

         The following is a description of the material features of the Director Plan.

         General. Effective March 30, 2005, the Company's Board of Directors adopted the Director Plan. The Director Plan provides for the grant of shares of the Company's Common Stock to non-employee members of the Board of Directors to provide them with incentives to work hard for the success of the Company.

         Administration. The Company's Board of Directors administers the Director Plan.

         Eligibility. Under the Director Plan, awards may be made only to members of the Company's Board of Directors who are not employees of the Company or any of its affiliates ("Non-Employee Directors").

         Shares Subject to the Director Plan. Five hundred thousand (500,000) shares of Common Stock are authorized to be awarded pursuant to the Director Plan. Awards may be made pursuant to the Director Plan until no further shares are available for issuance or until March 30, 2015, whichever occurs first.

         Awards. Each Non-Employee Director receives an award of 12,666 shares of Common Stock when he or she first becomes a director. Of these shares, 4,222 are unrestricted, and the remaining 8,444 shares are restricted, with one-half of them vesting one year after the award and with one-half of them vesting two years after the award, provided, in both cases, that the related person is still a director of the Company on the vesting dates. In addition to the initial grant, each Non-Employee Director receives an annual award of 2,650 shares of the Company's Common Stock. Of these shares, 884 are unrestricted, and the remaining 1,766 are restricted, with one-half of them vesting one year after the award and with one-half of them vesting two years after the award, provided, in both cases, that the related person is still a director of the Company on the vesting dates. The Company has awarded 37,998 shares of Common Stock pursuant to the Director Plan as of December 31, 2005.

         Restrictions. The restricted shares comprising a grant are non-assignable until such shares are vested and no longer subject to forfeiture.

         Anti-dilution. The Director Plan carries certain anti-dilution provisions concerning stock dividends, stock splits, consolidations, mergers, recapitalizations and reorganizations.

         Amendment and Termination. The Company's Board of Directors may terminate or amend the Director Plan in any respect at any time, provided that no alteration or amendment may be made without the approval of stockholders if such approval is required by applicable law or stock exchange rule.

         Term. The Director Plan shall expire on March 30, 2015 unless sooner terminated except as to restricted share grants outstanding on that date.

         Federal Income Tax Consequences. The following brief summary of the principal Federal income tax consequences of transactions under the Director Plan is based on current Federal income tax laws. This summary is not intended to constitute tax advice and, among other things, does not address possible state or local tax consequences. Accordingly, a participant in the Director Plan should consult a tax advisor with respect to the tax aspects of transactions under the Director Plan.

         Unrestricted Stock Grants. The tax consequences of the unrestricted shares comprising a grant will depend on the specific terms of each award.

         Restricted Stock Grants. With regard to the restricted shares, a participant generally will recognize taxable ordinary income when the shares cease to be subject to restrictions in an amount equal to the fair market value of the shares at such time. However, no later than 30 days after a participant receives the restricted shares, the participant may elect to recognize taxable ordinary income in an amount equal to the fair market value of the shares at the time of receipt. Provided that the election is made in a timely manner, when the restrictions on the shares lapse, the participant will not recognize any additional income. If the participant forfeits the shares to the Company (e.g., upon the participant's termination prior to expiration of the restriction period), the participant may not claim a deduction with respect to the income recognized as a result of the election. Dividends paid with respect to shares of restricted shares generally will be taxable as ordinary income to the participant at the time the dividends are received.

         Tax Consequences to the Company. The Company generally will be entitled to a deduction at the same time and in the same amount as a participant recognizes ordinary income, subject to the limitations imposed under Section 162(m).

         Tax Withholding. The Company has the right to deduct withholding taxes from any payments made pursuant to the Director Plan or to make such other provisions as it deems necessary or appropriate to satisfy its obligations to withhold federal, state or local income or other taxes incurred by reason of payment or the issuance of Common Stock under the Director Plan or the lapse of restrictions on grants upon which restrictions have been place.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On April 30, 2004, the Company borrowed $130,000 from Bering Partners No. 2, LLC ("Bering"), an entity whose equity owners included Westside Resources, L.P. (the "Partnership"), an entity wholly-owned by Jimmy D. Wright and formerly named "Westside Energy, L.P." (a director of the Company and the Company's Chief Executive Officer and Chief Financial Officer), Keith D. Spickelmier (the Company's Chairman of the Board), and one other accredited investors. The loan was secured by all of the Company's assets, and interest accrued at a rate of 10% per annum. In consideration of making the loans, the Company granted warrants to the owners of Bering Partners No. 2, LLC to purchase up to an aggregate of 260,000 shares of the Company's common stock for a per-share exercise price of $.50. These warrants have a term of and are exercisable for five years. All of the preceding indebtedness has been paid in full.

         Moreover, between the middle of September 2004 through the middle of October 2004, the Company issued to three accredited investors a total of five unsecured short-term convertible promissory notes in the aggregate original principal amount of $700,000. These accredited investors included Mr. Spickelmier, the Partnership and a new investor in the Company (the "New Investor"). Each of Mr. Spickelmier and the Partnership provided $200,000 of the $700,000 aggregate amount, while the New Investor provided $300,000. Interest accrued on the loans at a rate of 10% per annum. The notes were convertible into shares of the Company's stock at a rate of one share for every $2.00 of indebtedness. The New Investor converted his note in original principal amount of $300,000 into 150,000 shares. The indebtedness owed to each of Mr. Spickelmier and the Partnership has been paid in full without conversion.

         During the quarter ended June 30, 2004, the Company sold 385,500 units of the Company's securities to a total of 17 accredited investors. Each unit was comprised of two shares of the Company's common stock and a warrant to purchase one share of the Company's common stock at a per share price of $2.50. The purchase price for a unit was $2.00. The Partnership acquired 37,500 units for an aggregate purchase price of $75,000.

         On January 9, 2005, the Company sold 3,278,000 shares of its common at a price of $3.15 per share to a total of 27 accredited investors. Sara Paschall Dodd, the wife of Mr. Spickelmier, acquired 95,000 shares for an aggregate purchase price of $299,250. Two trusts established for the benefit of two of Ms. Dodd's sons acquired shares in this offering. Each trust acquired 23,000 shares for an aggregate purchase price of $72,450, for a total of 46,000 shares and a total aggregate purchase price of $144,900.

                                    PART IV.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report:

(i) Financial Statements:

         Report of Independent Auditors .................................F-1

         Balance Sheet as of December 31, 2005 ......................... F-2

         Statements of Income for the years ended December 31,
            2005 and 2004 ............ ................................. F-3

         Statements of Stockholders' Equity for the years ended
            December 31, 2005 and 2004 ..................................F-4

         Statements of Cash Flows for the years ended December
            31, 2005 and 2004  ......................................... F-5

         Notes to Financial Statements ..................................F-6

(iii) Exhibits:

         The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit No.       Description

 3.01 Restated Articles of Incorporation of the Company is incorporated herein by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 (SEC File No. 0-49837), Exhibit 3.01.
 3.02 Bylaws of the Company is incorporated herein by reference from the Company's Form 10-SB (SEC File No. 0-49837) filed with the SEC on May 28, 2002, Part III, Item 1, Exhibit 3.02.
 3.03 Article of Merger of Westside Energy Subsidiary Corporation with and into the Company, whereby the Company changed its corporate name to "Westside Energy Corporation" is incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 (SEC File No. 0-49837), Exhibit 3.04
 4.01 Specimen Common Stock Certificate is incorporated herein by reference from Pre-effective Amendment No. 1 to the Company's Registration Statement on Form SB-2 (SEC File No. 333-120659) filed December 23, 2004, Exhibit 4.01.
10.01 Warrant to Purchase the Company's common stock issued in the name of Westside Energy, L.P. is incorporated herein by reference from the Company's Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on March 1, 2004,
                  Exhibit 10.03
10.02 Warrant to Purchase the Company's common stock issued in the name of Keith D. Spickelmier is incorporated herein by reference from the Company's Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on March 1, 2004,
                  Exhibit 10.04
10.03 Warrant to Purchase the Company's common stock issued in the name of Westside Resources, L.P. is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-120659) filed November 22,
                  2004, Exhibit 10.09.
10.04 Warrant to Purchase the Company's common stock issued in the name of Keith D. Spickelmier is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-120659) filed November 22, 2004,
                  Exhibit 10.10.
10.05 Form of Warrant to Purchase the Company's common stock issued to investors in the Company's private placement of units is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No.
                  333-120659) filed November 22, 2004, Exhibit 10.11.
10.08 Form of Registration Rights Agreement entered into with investors in the Company's private placement of units is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-120659) filed November 22, 2004, Exhibit 10.12.
10.09 Form of Subscription and Registration Rights Agreement entered into with investors in the Company's private placement of shares of common stock is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-120659) filed November 22, 2004,
                  Exhibit 10.13.
10.10 Placement Agent Engagement Agreement by and between the Company and Sterne, Agee & Leach, Inc. is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-120659) filed November
                  22, 2004, Exhibit 10.14.
10.11 First Amendment to Placement Agent Engagement Agreement by and between the Company and Sterne, Agee & Leach, Inc. is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-120659) filed November 22, 2004, Exhibit 10.15.
10.12 Warrant to Purchase the Company's common stock issued in the name of Sterne, Agee & Leach, Inc. is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-120659) filed November
                  22, 2004, Exhibit 10.16.
10.13 Agreement dated April 12, 2005 between the Company and EBS Oil and Gas Partners Production Company, L.P. is incorporated herein by reference from the Company's Current Report on Form 8-K (SEC File No. 0-49837) filed with the
                  SEC on April 22, 2005, Exhibit 10.01
10.14             Agreement dated May 3, 2005 between the Company and Sean J.
                  Austin is incorporated herein by reference from the Company's Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on May 19, 2005, Exhibit 10.01

10.15 Employment Agreement dated December 8, 2005 between the Company and Douglas G. Manner is incorporated herein by reference from the Company's Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on December 8, 2005, Exhibit 10.01
21.01             List of Subsidiaries - filed herewith
23.01             Consent of Malone & Bailey, PLLC - filed herewith
23.02             Consent of LaRoche Petroleum Consultants, Ltd. -filed herewith
31.01             Sarbanes Oxley Section 302 Certification
32.01             Sarbanes Oxley Section 906 Certification
99.01 The Company's Year 2004 Consultant Compensation Plan (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (SEC File No. 333-114686) filed April 21, 2004.
99.02             The Company's Year 2004 Director Stock Plan (filed as Exhibit
                  4.2 to the Company's Registration Statement on Form
                  S-8 (SEC File No. 333-124890) filed May 13, 2005.

(b) Reports on Form 8-K

                  The Registrant filed a Current Report on Form 8-K on October 21, 2005 reporting that certain of its financial statements should no longer be relied upon because of an error in such financial statements, primarily due to a misclassification of seismic expenditures as capitalized oil and gas properties instead of expensed exploration costs.

                  The Registrant filed a Current Report on Form 8-K on December 5, 2005 reporting on the entry into a binding purchase and sale agreement regarding the purchase of all of the outstanding equity interests in EBS Oil and Gas Partners Production Company, L.P. and its affiliates.

                  The Registrant filed a Current Report on Form 8-K on December 8, 2005 reporting on the election and employment of Douglas G. Manner as the Company's Chief Operating Officer.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Malone & Bailey, PLLC, Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal years ended December 31, 2004 and December 31, 2005. Malone & Bailey, PLLC has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

         Malone & Bailey, PLLC was paid aggregate fees of approximately $13,745 for the fiscal year ended December 31, 2004 and approximately $51,267 for the fiscal year ended December 31, 2005 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10-QSB during these fiscal years.

Audit-Related Fees

         Malone & Bailey, PLLC was not paid any additional fees for the fiscal year ended December 31, 2004 and December 31, 2005 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

         Malone & Bailey, PLLC was not paid any aggregate fees for the fiscal years ended December 31, 2004 and December 31, 2005 for professional services rendered for tax compliance, tax advice and tax planning.

Other Fees

         Malone & Bailey, PLLC was paid no other fees for professional services during the fiscal years ended December 31, 2004 and December 31, 2005.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
   Westside Energy Corporation
   Houston, Texas

We have audited the accompanying balance sheet of Westside Energy Corporation as of December 31, 2005, and the related statements of operations, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of Westside's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westside Energy Corporation, as of December 31, 2005, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.


MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 15, 2006

                           WESTSIDE ENERGY CORPORATION
                                  BALANCE SHEET
                                December 31, 2005


ASSETS

Current Assets
  Cash                                                             $   604,411
  Certificate of deposit and escrow account                             27,693
  Marketable securities                                              1,050,000
  Accounts receivable                                                  492,349
  Prepaid assets                                                         1,770
  Deferred acquisition charges                                         289,367
                                                                   -----------
Total current assets                                                 2,465,590

Oil & gas properties, using successful efforts accounting
  Proved properties                                                  8,513,598
  Unproved properties                                                4,282,036
  Accumulated depreciation, depletion,
    amortization & impairment                                       (1,293,895)
                                                                   -----------
Net oil & gas properties                                            11,501,739

Loan receivable from EBS                                             4,100,000

Office furniture & equipment, net of
      accumulated depreciation of $53,129                                    -
                                                                   -----------
TOTAL ASSETS                                                      $ 18,067,329
                                                                   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities-accounts payable and
  accrued expenses                                                $    529,446
Non-current liabilities-asset
  retirement obligations                                                27,880
                                                                   -----------
TOTAL LIABILITIES                                                      557,326
                                                                   -----------
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares
  authorized, none issued and outstanding                                    -
Common stock, $.01 par value, 50,000,000 shares
  authorized, 17,376,745 shares issued and outstanding                 173,767
Additional paid in capital                                          22,913,214
Accumulated deficit                                                 (5,400,666)
Deferred compensation                                                 (176,312)
                                                                   -----------
TOTAL STOCKHOLDERS' EQUITY                                          17,510,003
                                                                   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 18,067,329
                                                                   ===========


                       See notes to financial statements.

                           WESTSIDE ENERGY CORPORATION
                            STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2005 and 2004



                                                   2005              2004
                                                ----------        ---------
Revenues
  Oil and gas sales                           $   595,657        $  116,137
                                                ---------         ---------
Total Revenues                                    595,657           116,137

Expenses
  Production                                      108,227                 -
  Exploration                                     360,170                 -
  General and administrative                    1,782,184           745,955
  Depreciation, depletion,
    and amortization                              344,797            97,965
  Impairment                                      636,278           268,962
                                               ----------         ---------
Total Expenses                                  3,231,656         1,112,882
                                               ----------         ---------
Loss from Operations                           (2,635,999)         (996,745)

Other Income (Expense)
   Interest income                                359,490            50,704
   Interest expense                                (2,070)         (141,983)
   Other income                                         -            51,265
   Gain (loss) on marketable
     securities                                       (98)                -
   Gain (loss) on sale of oil
     and gas properties                           339,355                 -
                                               ----------         ---------
Total Other Income (Expense)                      696,677           (40,014)
                                               ----------         -----------
     NET LOSS                                $ (1,939,322)      $(1,036,759)
                                              ===========       ===========

Basic and diluted loss
    per common share                           $    (0.11)       $    (0.18)
Weighted average common
    shares outstanding                         17,273,205         5,607,215




                       See notes to financial statements.

                           WESTSIDE ENERGY CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years Ended December 31, 2004 and 2005



                                  Common Stock           Additional
                                             Par           Paid In    Accumulated     Deferred
                                Shares      Value          Capital      Deficit     Compensation         Totals
                               -------     ------         --------    ---------       -----------       -------

Balances at December 31,
  2003                            1,157,831   $ 11,578      $ 2,344,411   $(2,424,585) $      -        $ (68,596)

Imputed Interest                                                  1,220                                    1,220
Discount on notes payable                                       119,051                                  119,051
Stock issued for cash            14,851,000    148,510       19,220,980                               19,369,490
Stock issued for properties         700,000      7,000           13,619                                   20,619
Stock issued for
  fundraising                        10,000        100             (100)                                       -
Stock issued for property
  costs                              30,000        300           43,200                                   43,500
Stock issued for services           149,500      1,495          232,780                                  234,275
Stock issued for debt               150,000      1,500          298,500                                  300,000
Net Loss                                                                   (1,036,759)                (1,036,759)
                                ------------  ---------      -----------  ------------   ---------   -----------
Balances at December 31, 2004    17,048,331    170,483       22,273,661    (3,461,344)           -    18,982,800

Stock issued for warrants
  exercised                         218,000      2,180          222,820                                  225,000
Prior fundraising costs                                          (2,121)                                  (2,121)
Stock issued for services            33,972        340          128,138                                  128,478
Deferred compensation                76,442        764          290,716                   (291,480)            -
Amortization of deferred
  Compensation                                                                             115,168       115,168
Net loss                                                                   (1,939,322)                (1,939,322)
                                ------------  --------       -----------   -----------   ---------   -----------
Balances at December 31, 2005    17,376,745  $ 173,767     $ 22,913,214   $(5,400,666)   $(176,312)  $17,510,003
                                ============  ========       ===========   ===========   =========   ===========




                       See notes to financial statements.

                           WESTSIDE ENERGY CORPORATION
                            STATEMENTS OF CASH FLOWS
                 Twelve Months Ended December 31, 2005 and 2004

                                                     2005             2004
                                                   ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                       $(1,939,322)     $(1,036,759)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Stock-based compensation                         243,646          234,275
    Impairment                                       636,278          268,962
    Depreciation, depletion and amortization         344,797           97,965
    Gain on sale of properties                      (339,355)               -
    Loss on marketable securities                         98                -
    Imputed interest                                       -            1,220
    Amortization of discount on note payable               -          119,051
    Changes in:
      Accounts receivable                           (377,414)        (114,934)
      Prepaid assets and other                        28,505          (30,468)
      Deferred acquisition charges                  (289,367)               -
      Accounts payable and accrued expenses          111,924           79,939
                                                  ----------       ----------
NET CASH USED IN OPERATING ACTIVITIES             (1,580,210)        (380,749)
                                                  ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of marketable securities               (3,575,000)               -
  Proceeds from sale of marketable securities      2,524,902                -
  Purchase of certificate of deposit
    and escrow account                               (27,500)               -
  Purchase of office equipment                       (27,220)         (25,909)
  Loan Receivable - EBS                           (4,100,000)               -
  Capital expenditures for oil and gas
    properties                                    (9,277,131)      (3,249,809)
  Proceeds from sale of properties                   448,000                -
                                                  ----------       ----------
NET CASH USED IN INVESTING ACTIVITIES            (14,033,949)      (3,275,718)
                                                  ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes issued to
    related parties                                        -          810,000
  Proceeds from notes payable                              -          300,000
  Payments on advances from shareholder                    -          (17,720)
  Payments on notes to related parties                     -         (810,000)
  Payments for fundraising                            (2,121)               -
  Proceeds from sale of common stock                 225,000       19,369,490
                                                  ----------       ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES            222,879       19,651,770
                                                  ----------       ----------
NET CHANGE IN CASH                               (15,391,280)      15,995,303

CASH BALANCES
  Beginning of period                             15,995,691              388
                                                  ----------       ----------
  End of period                                  $   604,411      $15,995,691
                                                  ==========       ==========

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                         $         -      $         -
  Cash paid for income taxes                               -                -

NON-CASH TRANSACTIONS:
  Stock issued for oil and gas interests         $         -      $    64,119
  Debt converted to common stock                           -          300,000
  Asset retirement obligation incurred                20,370            6,646
  Discount on note payable                                 -          119,051
  Stock issued for deferred compensation             291,480                -
  Accrual for oil and gas property purchases         286,318                -


                       See notes to financial statements.

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

Westside is engaged primarily in the acquisition, exploration, development, production, and sales of, oil, gas and natural gas liquids. Westside sells its oil and gas products primarily to domestic natural gas pipelines and crude oil marketers.

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

Revenue recognition

Westside records oil and gas revenues following the entitlement method of accounting for production, in which any excess amount received above Westside's share is treated as a liability. If less than Westside's share is received, the underproduction is recorded as an asset. Westside did not have an imbalance position in terms of volumes or values at December 31, 2005.

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

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of the impairment by providing an impairment allowance. Capitalized costs of producing oil and gas properties, after considering estimated residual salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

On the sale or retirement of a complete unit of proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

At December 31, 2005, Westside had four producing wells. Oil and gas revenues received by Westside were from two operators.

Seismic costs

Management considers 3-D seismic surveys over acreage with proved reserves assigned to be development activities. For development projects, the Company uses its 3-D seismic database to select drill sites, assess recompletion opportunities and production issues, quantify reservoir size and determine probable extensions and/or drainage areas for existing fields. Westside amortizes the cost of its capitalized developmental 3-D seismic survey costs using the unit-of-production method. Costs for 3-D seismic surveys over unproven acreage are defined as related to exploration activities and are expensed in the period incurred.

Cash and cash equivalents

Cash and cash equivalents include cash in banks and certificates of deposit which mature within three months of the date of purchase.

Other property and equipment

Property and equipment are valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in other income and expense. As of December 31, 2005, all other property and equipment has been fully depreciated.

Long-lived assets

Long-lived assets to be held and used or disposed of other than by sale are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used or disposed of other than by sale are recognized based on the fair value of the asset. Long-lived assets to be disposed of by sale are reported at the lower of the asset's carrying amount or fair value less cost to sell.

Stock-based compensation

In 2005, Westside began issuing common stock to employees as compensation. Westside records as compensation expense the fair value of such shares as calculated pursuant to Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), recognized over the related service period. Westside has no option plans for its employees. Westside accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services". For expensing purposes, the value of common stock issued to non-employees and consultants is determined based on the fair value of the services received or the fair value of the equity instruments issued, whichever value is more reliably measurable.

Income taxes

Westside recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Westside provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Loss per share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Westside had losses in 2005 and 2004. Basic and diluted loss per share is the same due to the absence of common stock equivalents.

New accounting standards

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Compensation." SFAS No. 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for Westside as of the beginning of 2006. The adoption of this new accounting pronouncement is not currently expected to have a material impact on Westside's financial statements.

Westside does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

NOTE 2 - MARKETABLE SECURITIES

As of December 31, 2005, Westside's marketable securities consist of corporate bonds. The marketable securities are deemed by management to be "available-for-sale" and, accordingly, are reported at fair value, with unrealized gains and losses reported in other comprehensive income and reflected as a separate component within stockholders' equity. Realized gains and losses on securities available-for-sale are included in other income/expense and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. These marketable securities have a fair value of $1,050,000 at December 31, 2005.

NOTE 3 - LOANS TO EBS PRODUCTION

During 2005, Westside entered into an agreement with EBS Oil and Gas Partners Production Company, L.P. ("EBS Production"), a privately held entity engaged in the drilling and completion of wells on various oil and gas leases covering lands located in Cooke, Montague, and Wise Counties, Texas. Under the terms of the agreement, Westside will make available to EBS Production, on a revolving basis, funds of up to a maximum sum of $1,000,000 outstanding at any given time. The funds will be advanced to cover the costs incurred by EBS Production in connection with its acquisition of oil and gas leases. Westside will have the discretion as to whether or not to make any advances with respect to any particular leases presented by EBS Production for financing pursuant to the agreement.

During November 2005, Westside purchased from a group of private investors their rights as lenders in certain outstanding debt owed by EBS to such group. The outstanding balance of, and the purchase price paid by Westside for, the debt was $3.85 million. The debt is secured by subordinate liens on and security interests in substantially all of EBS Production's assets. The debt accrues interest at the rate of 12% per annum and will become due and payable in approximately five years.

During December 2005, Westside made an additional loan to EBS for $250,000. The documentation governing the purchased debt was amended to cover this additional loaned amount as if it was part of the original purchased debt. Accordingly, the additional loaned amount accrues interest, is secured, and matures in the same manner as the original purchased debt.

As of December 31, 2005, Westside had a total $4,100,000 due from EBS Production. In March 2006, Westside completed the acquisition of EBS (see Note
11).

NOTE 4 - ASSET RETIREMENT OBLIGATIONS

Westside recognizes the fair value of an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. For Westside, asset retirement obligations relate to the abandonment of oil and gas producing facilities. The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

Westside records depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation over time. The depreciation will generally be determined on a straight line basis, while the accretion to be recognized will escalate over the life of the producing assets, typically as production declines. The following table indicates the changes to Westside's asset retirement obligations in 2005:

Balance at December 31, 2004                                   $   6,646
Liabilities incurred                                              20,370
Accretion expense                                                    864
                                                               ---------
Balance at December 31, 2005                                    $ 27,880
                                                               =========

NOTE 5 - CONCENTRATION OF CREDIT RISK

At December 31, 2005, Westside's cash in financial institutions exceeded the federally insured deposits limit by $504,411. An investment of $326,804 in a bank account, backed by collateralized mortgage obligations, is included in cash and cash equivalents at December 31, 2005. The collateral for this investment had a market value of approximately $335,431 at December 31, 2005.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

Westside is not currently involved in any pending legal proceedings. In the future, Westside may become involved in various legal proceedings from time to time, either as a plaintiff or as a defendant, and either in or outside the normal course of business. Westside is not now in the position to determine when (if ever) such a legal proceeding may arise. If Westside ever becomes involved in a legal proceeding, Westside's financial condition, operations, or cash flows could be materially adversely affected, depending on the facts and circumstances relating to such proceeding.

In March 2005, Westside entered into a 38-month office lease agreement, with the first two months free, for $3,660 per month.

Westside entered into a credit agreement with EBS Oil and Gas Production Co., L.P., EBS Oil and Gas Partners Production GP, LLC, and EBS Oil and Gas Partners Operating Co., L.P. to loan up to $5,850,000. As of December 31, 2005, Westside has loaned the above mentioned entities $4,100,000.

Westside is subject to cash calls related to its various investments in oil and gas prospects. The potential cash calls are in the normal course of business for Westside's oil and gas interests. Westside will require funds in excess of its net cash flows from operations to meet its cash calls for its various interests in oil and gas prospects to explore, produce, develop, and eventually sell the underlying natural gas and oil products.

In February 2006, Westside agreed to lease a rig at a contract rate of $17,400 per day for six months. The agreement includes an option to extend for an additional six months under the same terms.

NOTE 7 - INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 are as follows:

Net operating loss                            $ 2,971,000
Less: Valuation allowance                      (2,971,000)
                                               -----------
  Total                                       $         -
                                               ===========

Westside has prior net operating loss carryforwards of approximately $8,740,000 as of December 31, 2005. These carryforwards expire in 2020 through 2025.

NOTE 8 - IMPAIRMENT OF LONG-LIVED ASSETS

Pursuant to FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, impairment losses of $636,278 and $268,962 for 2005 and 2004, respectively, have been recognized in loss from continuing operations before income taxes under the caption "Impairment". The impairment loss was determined by subtracting the carrying value from the discounted present value of the estimated future cash flows of the wells as of the end of each year.


NOTE 9 - COMMON STOCK

During 2005, 218,000 warrants were exercised for total proceeds of $225,000. Westside also issued 110,414 shares of common stock for services valued at $419,958. Of that amount, 76,442 shares valued at $291,480 were classified as deferred compensation and are expensed as earned. As of December 31, 2005, $115,168 of the $291,480 had been expensed.

During 2004, Westside had the following equity transactions:

o Westside sold an aggregate of 4,080,000 shares of common stock to one of its directors and to an entity under the control of its other director for $.01 per share for total proceeds of $40,800.

o Westside sold 385,500 units consisting of two shares of common stock and one warrant to purchase common stock with a per share exercise price of $2.50, for cash of $2.00 per unit for total proceeds of $771,000.

o Westside issued 149,500 shares of common stock for services valued at $234,275. Westside issued 30,000 shares of common stock valued at $43,500 for costs related to purchasing the Oil and Gas Properties.

o Westside completed an equity offering consisting of 10,000,000 shares of common stock with an offer price of $2.00 per share. The cash offering resulted $20,000,000 in gross proceeds. Westside's placement agent received $1,400,000 and 300,000 warrants with a purchase price of $2.00 per share and a term of 5 years.

o A $300,000 note was converted at $2 per share in November 2004 resulting in the issuance of 150,000 shares.

NOTE 10 - WARRANTS

During 2005, no additional warrants were issued. During 2004, Westside issued warrants attached to debt, stock purchases, and for consulting services. All issuances were approved by the board of directors.

There were no warrants issued or outstanding until the year ended December 31, 2004. A summary of changes in outstanding warrants is as follows:

                                                               Weighted
                                                                Average
                                             Warrants         Share Price
                                            ----------        ------------
Outstanding at December 31, 2003                     -                   -

Changes during the year:
  Granted                                    1,510,500               $1.31
  Exercised                                          -                   -
  Forfeited                                          -                   -
                                            ----------        ------------
Outstanding at December 31, 2004             1,510,500                1.31

Changes during the year:
  Granted                                            -                   -
  Exercised                                   (218,000)               1.03
  Forfeited                                          -                   -
                                            ----------        ------------
Outstanding at December 31, 2005             1,292,500               $1.36
                                            ==========        ============

Warrants outstanding and exercisable as of December 31, 2005:

                                             Outstanding          Exercisable
                                          Number     Remaining       Number
               Exercise Price          of Warrants      Life       of Shares
               --------------         ------------    ---------   -----------
                  $  .50                   660,000    3.2 years      660,000
                    2.00                   300,000    3.8 years      300,000
                    2.50                   332,500     .4 years      332,500

Westside has determined, based upon a Black-Scholes model, that the fair value of the warrants on the date of grant was approximately $1,848,000, using an expected life of two to five years, volatility of 131% and a risk-free interest rate of 2.0%.

The differences in the exercise prices of the various warrants are due to the issue timing of the warrants as follows:

                                    Exercise                           Market
      Description                  Dates Issued           Price        Price

In connection with notes payable   February - April 2004  $0.50  $0.001 to $1.45
Private equity transactions        May - June 2004        $2.50   $1.25 to $3.18
Private placement memorandum       November 2004          $2.00            $3.75

The warrants issued in connection with the notes payable were recorded as a discount on the notes payable based on the relative fair value. Most of these warrants were issued on February 26, 2004 when there had been no trading activity in the common stock for several months and the market price was $0.001.

The November 2004 warrants were issued on the same date and priced at the same per share amount as the shares issued in the private placement.

NOTE 11 - SUBSEQUENT EVENTS

On January 9, 2006, Westside completed the private placement of 3,278,000 shares of its common stock at a price of $3.15 per share. The cash offering resulted in $10,325,700 in gross proceeds and approximately $9.5 million in net proceeds to the Company after deducting placement-related costs of $825,700.

During January and February 2006, Westside made additional loans to EBS totaling $1,750,000. The documentation governing the Purchased Partnership Debt was amended to cover these additional loaned amounts as if they were part of the original Purchased Partnership Debt. Accordingly, the additional loaned amount accrues interest, is secured, and matures in the same manner as the original Purchased Partnership Debt.

On March 15, 2006, Westside acquired EBS Oil and Gas Partners Production Company, L.P. and EBS Oil and Gas Partners Operating Company, L.P. (collectively "EBS"). The acquired EBS assets consist (in part) of rights in approximately 9,837 gross acres. In addition, EBS owns an approximately one-sixth interest in Tri-County Gathering, a pipeline system (operated by Cimmarron Gathering, LLP) that is the primary transporter of gas sold by EBS in the Barnett Shale area. This pipeline is comprised of approximately 14 miles of gathering lines and three compression stations with approximately 2,500 horsepower of compression with pipeline capacity of approximately 20 million cubic feet per day.

The purchase price for the Equity Interests consisted of an initial purchase price paid at closing (the "Initial Purchase Price") and additional consideration to be paid after closing (the "Additional Consideration"). The Initial Purchase Price was set at $9,804,839, subject to certain adjustments. The adjustments included a reduction in the Initial Purchase Price for all debt owed by EBS, including (a) indebtedness in the approximate amount of $5,850,000 owed by EBS to Westside, and (b) indebtedness in the approximate amount of $1,600,000 owed by EBS to a third party paid off on March 2006 in connection with the closing of the EBS transaction. After making adjustments, Westside paid in cash at the closing approximately $151,000 to the Class B partners of EBS and an EBS payable in the amount of approximately $294,000, and Westside received a credit in the approximate amount of $1,700,000 against the future payment of the Additional Consideration discussed below. Funding for the cash paid at the closing and the retirement of the Third Party Loan was provided from Westside's available cash and by GasRock Capital LLC ("GasRock") pursuant to an Advancing Term Credit Agreement (the "Credit Agreement"). Funding for the cash portion of the Additional Consideration will be provided by GasRock pursuant to the Credit Agreement.

The amount of Additional Consideration will be based on certain EBS wells (the "CVR Wells") that were in various stages of development as of the date of the Acquisition Agreement but that did not have production sustained for a sufficient period of time to permit a third party engineering report to establish proved reserves. The amount of Additional Consideration will depend upon the amount of "Proved Reserves" (as such term is used in the definitions promulgated by the Society of Petroleum Evaluation Engineers and the World Petroleum Congress) that the CVR Wells are determined to have after the closing of the Transaction. The determination of the amount of the Additional Consideration will take place on several occasions after the closing of the Transaction.

On March 15, 2006, Westside, as borrower, entered into a $45 million four-year Advancing Term Credit Agreement (the "Credit Agreement") with GasRock Capital LLC ("GasRock"), as lender. The Credit Agreement provides the terms under which GasRock will make available to Westside a senior secured revolving credit facility in an aggregate amount of up to $45 million. Borrowings under the Credit Agreement may be used for the following purposes:

    1. Up to $9.5 million may be used for closing costs pertaining to the transaction, for approved drilling and for pipeline expansion.

    2. Up to $7.5 million may be used for the cash portion of the Additional Consideration that may become due with respect to the CVR Wells, as discussed in "Item 2.01 Completion of Acquisition or Disposition of Assets" above, provided that any amount advanced for payment of the Additional Consideration will reduce dollar-for-dollar the amount available for the uses described in purpose 4 below.

    3. Up to $1.5 million may be used in certain circumstances, for the Company's overhead.

    4. Up to an additional $34.0 million may be made available at later dates (subject to GasRock's approval) for additional exploitation of proved developed non-producing reserves, additional lender-approved drilling of new wells, lease acquisitions, pipeline expansion or seismic expenses.

In connection with the consummation of the transaction, Westside borrowed $5.3 million under the Credit Agreement for the payment of the cash at closing, the retirement of the Third Party Loan, the reimbursement of costs associated with previous drilling, and future developmental drilling.

GasRock's commitments under the Credit Agreement will terminate on March 14, 2009, unless terminated earlier by Westside upon repayment of all outstanding amounts or by GasRock upon an event of default. To secure Westside's obligations under the Credit Agreement, Westside granted a security interest in all of its assets in favor of GasRock. The Credit Agreement also requires hedging for a substantial portion of Westside's reserves. Amounts outstanding under the Credit Agreement will bear interest at an annual rate equal to the greater of (a) twelve percent (12.0%) or (b) the one-month London interbank offered rate (LIBOR), plus 6.50%. Eighty-five percent (85.0%) of monthly revenue from oil & gas production and commodity hedging, net of production operations related costs, will be applied to the repayment of the indebtedness under the Credit Agreement, subject to the limited ability of Westside to remit less than 85% and to retain more than 15% of monthly net revenue to cover Westside's overhead. Westside will also pay a facility fee equal to 2.0% of all advances, with the amount of such fee not paid at the time of the advance but added to the outstanding principal balance and amortized in accordance with the terms of the Credit Agreement. In consideration of GasRock providing the financing under the Credit Agreement, GasRock will receive a one percent (1.0%) overriding royalty interest in each producing well and lease within Westside as of the date of the execution of the Credit Agreement. GasRock will also receive a one percent (1.0%) overriding royalty interest in each producing well and lease and related unit (as defined in the Credit Agreement) acquired during the term of the Credit Agreement if Westside uses advances under the Credit Agreement to acquire same. GasRock will also receive a one and one-half percent (1.5%) overriding royalty interest in each existing producing well and related unit (as defined in the Credit Agreement) plus future producing wells and related units developed using advances under the Credit Agreement. The Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants (including a maximum leverage ratio), and customary events of default.

NOTE 13 -- SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

Capitalized Costs

Capitalized costs incurred in property acquisition, exploration, and development activities as of December 31, 2005 are as follows:

Total Capitalized                                           $ 12,795,634
Less: Accumulated depletion                                   (1,293,895)
                                                              ----------
Net Capitalized                                             $ 11,501,739
                                                              ==========

Costs incurred for property acquisition, exploration, and development activities for the year ended December 31, 2005 are as follows:

Acquisition of properties
  Proved                                                     $         -
  Unproved                                                     3,058,121
Exploration costs                                                360,170
Development costs                                              6,505,328
                                                              ----------
Total costs incurred for property acquisition,
  exploration, and development activities                    $ 9,923,619
                                                              ==========


Results of operations for oil and gas producing activities for the year ended December 31, 2005 are as follows:

Oil & gas sales                                              $   595,657
Gain on sale of oil and gas properties                           339,355
Production costs                                                (108,227)
Exploration expenses                                            (360,170)
Depreciations, depletion and amortization                       (344,797)
Impairment                                                      (636,278)
                                                              ----------
                                                                (514,460)
Income tax expense                                                     -
                                                              ----------
Results of operations for oil and gas producing
  activities (excluding corporate overhead
  and financing costs)                                        $ (514,460)
                                                              ==========

Reserve information


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


                                                   2005               2004
                                               Oil       Gas      Oil      Gas
                                             (MBbls)   (MMcf)   (MBbls)  (MMcf)
                                             -------   ------   ------    ------
Proved developed reserves
     Beginning of year                       1.679     90.789        -        -
     Revisions of previous estimates         0.182     43.585        -        -
     Purchases of minerals in place         84.185  1,120.091    2.333  104.594
     Production                             (0.840)   (62.766)  (0.654) (13.805)
                                             -------   ------   ------   ------
     End of the year                        85.206  1,191.699    1.679   90.789
                                             -------   ------   ------   ------

Standardized Measure of Discounted Future
  Net Cash Flows at December 31, 2005                                   (000's)
                                                                         ------
    Future cash inflows                                                 $17,950
    Future production costs                                              (4,447)
    Future development costs                                               (717)
    Future income tax expenses, at 34%                                   (4,347)
                                                                         ------
          Future gross cash flows                                         8,439

    Less:  10% annual discount for
           estimated timing of cash flows                                (2,035)
                                                                         ------
  Standardized measures of discounted future net cash flows
    relating to proved oil and gas reserves                             $ 6,404
                                                                         ======

The following reconciles the change in the standardized measure of discounted future net cash flow during 2005.

                                                                        (000's)
                                                                         ------
Beginning of year                                                        $  294
  Sales of oil and gas produced, net of production costs                   (487)
  Net changes in prices and production costs                              3,692
  Purchases of minerals                                                   9,564
  Net changes in estimated future development costs                        (717)
  Revisions of previous quantity estimates                                  377
  Change in discount                                                     (2,093)
  Future income tax expense                                              (4,226)
                                                                         ------
End of year                                                              $6,404
                                                                         ======

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Westside Energy Corporation has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2006                      WESTSIDE ENERGY CORPORATION

                                    By: /s/ Jimmy D. Wright
                                        Jimmy D. Wright,
                                        President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                       Title                                       Date

/S/ Jimmy D. Wright        Director, President & Treasurer        March 31, 2006
Jimmy D. Wright            (Principal Executive Officer &
                           Principal Financial Officer)

/S/ Keith D. Spickelmier   Director, Chairman of the Board        March 31, 2006
------------------------
Keith D. Spickelmier

/s/ Douglas G. Manner      Director, Chief Operating Officer      March 31, 2006
---------------------
Douglas G. Manner

/s/ John T. Raymond        Director,                              March 31, 2006
---------------------------
John T. Raymond

/s/ Herbert C. Williamson  Director,                              March 31, 2006
-------------------------
Herbert C. Williamson

/s/ Craig S. Glick         Director,                              March 31, 2006
------------------
Craig S. Glick

/s/ Sean J. Austin         Vice President and                     March 31, 2006
Sean J. Austin             Corporate Controller
                           (Principal Accounting
                           Officer)