Form 10QSB
period 2006-03-31
WESTSIDE ENERGY CORP
filed 2006-05-22
CIK 1024109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934  For  the quarterly  period ended: March 31, 2006

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

                                  713/979-2660
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

The number of shares of common stock, $.01 par value, outstanding as of May 9, 2006: 20,724,936 shares

Transitional Small Business Disclosure Format (check one):   Yes ___   No  X

                           WESTSIDE ENERGY CORPORATION
                           PERIOD ENDED MARCH 31, 2006

                                      INDEX

PART I.  FINANCIAL INFORMATION                                          Page

         ITEM 1.  FINANCIAL STATEMENTS

         Financial statements of Westside Energy Corporation:

                  Consolidated balance sheets as of March 31, 2006
                    and December 31, 2005                                  3

                  Consolidated statements of operations for the
                    three months ended March 31, 2006 and March 31,
                    2005                                                   4

                  Consolidated statements of cash flows for the
                    three months ended March 31, 2006 and March 31,
                    2005                                                   5

                  Notes to consolidated financial statements               6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                    11

         ITEM 3.  CONTROLS AND PROCEDURES                                 17

PART II.  OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                       18

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS                                                 18

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                        18

                     (a) Exhibits

                     (b) Reports on Form 8-K

SIGNATURE                                                                 19

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           WESTSIDE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                 March 31,        December 31,
                                                   2006              2005
                                                 ----------        ----------
ASSETS

Current Assets
  Cash                                          $   8,548,309       $   604,411
  Certificate of deposit and escrow account            27,887            27,693
  Marketable securities                               525,000         1,050,000
  Accounts receivable                               9,129,778           492,349
  Prepaid assets                                        5,434             1,770
  Deferred acquisition charges                              -           289,367
  Deferred financing costs, net of
    accumulated amortization of $5,535                176,815                 -
                                                  -----------       -----------
Total current assets                               18,413,223         2,465,590

Oil & gas properties, using successful
 efforts accounting
  Proved properties                                17,804,350         8,513,598
  Unproved properties                              11,802,225         4,282,036
  Accumulated depreciation, depletion,
    amortization & impairment                      (2,374,118)       (1,293,895)
                                                  -----------        -----------
Net oil & gas properties                           27,232,457        11,501,739

Loan receivable from EBS                                    -         4,100,000
Property and equipment, net of
      accumulated depreciation of $97,512             113,583                 -
                                                  -----------       -----------
TOTAL ASSETS                                     $ 45,759,263      $ 18,067,329
                                                  ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and
      accrued expenses                           $ 14,890,639      $    529,446
    Derivative liability                              110,932                 -
    Short term portion of debt                      1,907,535                 -
                                                  -----------       -----------
Total current liabilities                          16,909,106           529,446

Non-current liabilities
    Asset retirement obligations                       42,036            27,880
    Long term portion of debt                       3,129,152                 -
                                                  -----------       -----------
TOTAL LIABILITIES                                  20,080,294           557,326
                                                  -----------       -----------
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000
  shares authorized, none issued and outstanding            -                 -
Common stock, $.01 par value, 50,000,000 shares
  authorized, 20,716,636 and 17,376,745 shares
  issued and outstanding                              207,166           173,767
Additional paid in capital                         32,631,871        22,913,214
Deferred compensation                                (169,135)         (176,312)
Accumulated other comprehensive loss                 (110,932)                -
Accumulated deficit                                (6,880,001)       (5,400,666)
                                                  -----------       -----------
TOTAL STOCKHOLDERS' EQUITY                         25,678,969        17,510,003
                                                  -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 45,759,263      $ 18,067,329
                                                  ===========       ===========

                           WESTSIDE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   Three months ended March 31,
                                                       2006             2005
                                                    -----------      ---------
Revenues
  Oil and gas sales                                 $   352,401      $  71,976

Expenses
  Production                                            250,268          8,661
  Exploration                                                65              -
  General and administrative                          1,442,402        364,270
  Depreciation, depletion,
    and amortization                                    175,062         50,997
  Impairment                                                  -        185,335
                                                    -----------      ---------
Total Expenses                                        1,867,797        609,263
                                                    -----------      ---------
Loss from Operations                                 (1,515,396)      (537,287)

Other Income (Expense)
   Interest income                                       76,854         79,736
   Interest expense                                     (40,793)             -
                                                    -----------      ---------
Total Other Income (Expense)                             36,061         79,736
                                                    -----------      ---------
     NET LOSS                                       $(1,479,335)     $(457,551)
                                                    ===========      =========

Basic and diluted loss
    per common share                                $     (0.07)     $   (0.03)
Weighted average common
    shares outstanding                               20,398,211     17,085,818

                           WESTSIDE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                   Three months ended March 31,
                                                         2006           2005
                                                     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $ (1,479,335)   $ (457,551)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
      Stock issued for services                           60,939        54,446
      Impairment                                               -       185,335
      Depreciation, depletion and amortization           204,183        50,997
      Amortization of discount on note payable             8,687             -
      Amortization of deferred financing costs             5,535             -
      Changes in:
        Accounts receivable                           (1,501,180)       43,273
        Prepaid assets                                  (448,389)        8,137
        Accounts payable and accrued expenses          1,263,287       (79,181)
                                                      ----------    ----------
NET CASH USED IN OPERATING ACTIVITIES                 (1,886,273)     (194,544)
                                                      ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Cash acquired on acquisition of EBS                  955,774             -
    Advances to EBS                                   (3,644,754)            -
Purchase of marketable securities                              -    (3,450,081)
Proceeds from sale of marketable securities              525,000             -
    Purchase of office equipment                               -        (6,538)
    Capital expenditures for oil and gas
      properties                                      (2,894,142)     (858,672)
                                                      ----------    ----------
NET CASH USED IN INVESTING ACTIVITIES                 (5,058,122)   (4,315,291)
                                                      ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable                        5,210,000             -
Payments for fundraising                                       -        (2,121)
Proceeds from sale of common stock, net                9,678,293       145,000
                                                      ----------    ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES             14,888,293       142,879
                                                      ----------    ----------
NET CHANGE IN CASH                                     7,943,898    (4,366,956)

CASH BALANCES
    -Beginning of period                                 604,411    15,995,691
                                                      ----------    ----------
    -End of period                                   $ 8,548,309   $11,628,735
                                                      ==========   ===========

SUPPLEMANTAL CASH FLOW DISCLOSURES:
Interest paid                                        $         -   $         -
Taxes paid                                                     -             -

NON-CASH DISCLOSURES:
Discount on note payable                             $   182,000   $         -
Change in derivative liability                          (110,932)            -
Deferred stock compensation                               31,666             -
Stock issued for debt                                     20,000             -
Unrealized loss on marketable securities                       -           (81)

                           WESTSIDE ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Westside Energy Corporation ("Westside"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Westside's latest annual report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2005, as reported in the 10-KSB, have been omitted.

The consolidated financial statements include the accounts of Westside and its wholly-owned subsidiaries from March 15, 2005, the date of the acquisition of EBS discussed in Note 7. Significant inter-company accounts and transactions have been eliminated.


NOTE 2 - STOCK-BASED COMPENSATION

On January 1, 2006, Westside adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Westside adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006.

Prior to 2006, Westside began issuing common stock to employees as compensation. Westside recorded as compensation expense the fair value of such shares as calculated pursuant to Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), recognized over the related service period. Westside has no option plans for its employees. Westside accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, "Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services". For expensing purposes, the value of common stock issued to non-employees and consultants is determined based on the fair value of the services received or the fair value of the equity instruments issued, whichever value is more reliably measurable.


NOTE 3 - CONCENTRATION OF RISK

At March 31, 2006, Westside's cash in financial institutions exceeded the federally insured deposits limit by $8,448,309. An investment of $4,017,943 in a reverse repurchase agreement is included in cash and cash equivalents at March 31, 2006. The collateral for this investment consisted of a collateralized mortgage obligation with a market value of approximately $4,108,010.


NOTE 4 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On March 17, 2006 Westside entered into swap agreements in order to provide a measure of stability to Westside's cash flows due to volatile oil and gas prices and to manage the exposure to commodity price risk.

SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of each derivative is recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. To make this determination, management formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives that are designated as cash-flow hedges to specific cash flows associated with assets and liabilities on the balance sheet or to specific forecasted transactions.

Westside also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items. A derivative that is highly effective and that is designated and qualifies as a cash-flow hedge has its changes in fair value recorded in other comprehensive income to the extent that the derivative is effective as a hedge. Any other changes determined to be ineffective do not qualify for cash-flow hedge accounting and are reported currently in earnings.

Westside discontinues cash-flow hedge accounting when it is determined that the derivative is no longer effective in offsetting cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is redesignated as a non-hedging instrument because it is unlikely that a forecasted transaction will occur, or management determines that designation of the derivative as a cash-flow hedge instrument is no longer appropriate. In situations in which cash-flow hedge accounting is discontinued, Westside continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings.

When the criteria for cash-flow hedge accounting are not met, realized gains and losses (i.e., cash settlements) are recorded in other income and expense in the Statements of Operations. Similarly, changes in the fair value of the derivative instruments are recorded as unrealized gains or losses in the Statements of Operations. In contrast, cash settlements for derivative instruments that qualify for hedge accounting are recorded as additions to or reductions of oil and gas revenues while changes in fair value of cash flow hedges are recognized, to the extent the hedge is effective, in other comprehensive income until the hedged item is recognized in earnings.

Based on the above, management has determined the swaps qualify for cash-flow hedge accounting treatment. For the period ended March 31, 2006, Westside recognized a derivative liability of $110,392 with the change in fair value reflected in other comprehensive loss.

NOTE 5 - DEBT

On March 15, 2006, Westside entered into a $45 million three-year Advancing Term Credit Agreement:

         1. Up to $9.5 million may be used for closing costs pertaining to the purchase of EBS for approved drilling and for pipeline expansion.

         2. Up to $7.5 million may be used for the cash portion of an earn-out agreement entered into in connection with Westside's acquisition of all of the outstanding equity interests (the "Equity Interests") in EBS Oil and Gas Partners Production Company, L.P. and EBS Oil and Gas Partners Operating Company, L.P. (collectively "EBS"), provided that any amount advanced for payment of the earn-out agreement will reduce dollar-for-dollar the amount available for the uses described in purpose 4 below.

         3. Up to $1.5 million may be used in certain circumstances for Westside's overhead.

         4. Up to an additional $34.0 million may be made available at later dates (subject to GasRock's approval) for additional exploitation of proved developed non-producing reserves, additional lender-approved drilling of new wells, lease acquisitions, pipeline expansion or seismic expenses.

GasRock's commitments under the Credit Agreement will terminate on March 14, 2009, unless terminated earlier by Westside upon repayment of all outstanding amounts or by GasRock upon an event of default. To secure Westside's obligations under the Credit Agreement, Westside granted a security interest in all of its assets in favor of GasRock. The Credit Agreement also requires hedging for a substantial portion of Westside's reserves. Amounts outstanding under the Credit Agreement will bear interest at an annual rate equal to the greater of (a) 12.0% or (b) the one-month London interbank offered rate (LIBOR), plus 6.50%. 85.0% of monthly revenue from oil & gas production and commodity hedging, net of production operations related costs, will be applied to the repayment of the indebtedness under the Credit Agreement, subject to the limited ability of Westside to remit less than 85% and to retain more than 15% of monthly net revenue to cover Westside's overhead. Westside will also pay a facility fee equal to 2.0% of all advances, with the amount of such fee not paid at the time of the advance but added to the outstanding principal balance and amortized in accordance with the terms of the Credit Agreement. In consideration of GasRock providing the financing under the Credit Agreement, GasRock will receive a 1.0% overriding royalty interest (proportionately reduced to Westside's working interest) in each producing well and lease within Westside as of the date of the execution of the Credit Agreement. GasRock will also receive a 1.0% overriding royalty interest (proportionately reduced to Westside's working interest) in each producing well and lease and related unit acquired during the term of the Credit Agreement if Westside uses advances under the Credit Agreement to acquire same. GasRock will also receive a 1.5% overriding royalty interest (proportionately reduced to Westside's working interest) in each well and related unit if Westside uses advances under the Credit Agreement to develop same. The Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants (including a maximum leverage ratio), and customary events of default.

As of March 31, 2006, Westside has borrowed an aggregate of $5,210,000. In association with this debt, a 3.5% fee is paid to a third party per terms of a financial services agreement. The fee totaled $182,350 and has been capitalized as deferred financing costs. The deferred financing costs will be amortized over the life of the debt using the effective interest method. As of March 31, 2006, $5,535 has been amortized. In addition to the deferred financing costs, $154,200 was paid in fees to the lender. These fees were recorded as a discount to the note payable and are being amortized over the life of the note using the effective interest method. As of March 31, 2006, $8,687 of the discount has been amortized.

NOTE 6 - EQUITY

Westside had the following transactions for the quarter ended March 31, 2006:

o On January 9, 2006, Westside completed the private placement of 3,278,000 shares of common stock at a price of $3.15 per share. The cash offering resulted in $10,325,700 in gross proceeds and approximately $9.5 million in net proceeds to Westside after deducting placement-related costs.

o Westside issued 5,947 common shares to a director and a contractor valued at $22,096 for services.

o        8,444 common shares were issued to a director as deferred compensation.
         The shares vest evenly over the next two years. $38,843 of total deferred compensation was amortized for the three months ended March 31, 2006.

o        7,500 warrants were exercised for proceeds of $18,750.

o        40,000 common shares were issued for stock payable of $20,000.


NOTE 7 - PURCHASE OF EBS OIL AND GAS PARTNERS PRODUCTION COMPANY, L.P.

On March 15, 2006, Westside acquired EBS Oil and Gas Partners Production Company, L.P. and EBS Oil and Gas Partners Operating Company, L.P. (collectively "EBS"). The acquired EBS assets consist (in part) of rights in approximately 9,837 gross acres. In addition, EBS owns an approximately one-sixth interest in Tri-County Gathering, a pipeline system (operated by Cimmarron Gathering, LLP) that is the primary transporter of gas sold by EBS in the Barnett Shale area. This pipeline is comprised of approximately 14 miles of gathering lines and three compression stations with approximately 2,500 horsepower of compression with pipeline capacity of approximately 20 million cubic feet per day. The statement of operations reflects EBS' operations for the period from March 15, 2006 to March 31, 2006.

The purchase price for the Equity Interests consisted of an initial purchase price paid at closing (the "Initial Purchase Price") and additional consideration to be paid after closing (the "Additional Consideration"). The Initial Purchase Price was set at $9,804,839, subject to certain adjustments. The adjustments included a reduction in the Initial Purchase Price for all debt owed by EBS, including (a) indebtedness in the approximate amount of $5,850,000 owed by EBS to Westside, and (b) indebtedness in the approximate amount of $1,600,000 owed by EBS to a third party. After making adjustments, Westside paid in cash at the closing approximately $151,000 to the Class B partners of EBS and an EBS payable in the amount of approximately $294,000, and Westside received a credit in the approximate amount of $1,700,000 against the future payment of the Additional Consideration discussed below. Funding for the cash paid at the closing and the retirement of the Third Party Loan was provided from Westside's available cash and by GasRock Capital LLC ("GasRock") pursuant to an Advancing Term Credit Agreement (the "Credit Agreement"). Funding for the cash portion of the Additional Consideration will be provided by GasRock pursuant to the Credit Agreement.

The amount of Additional Consideration will be based on certain EBS wells (the "CVR Wells") that were in various stages of development as of the date of the Acquisition Agreement but that did not have production sustained for a sufficient period of time to permit a third party engineering firm (Netherland, Sewell & Associates, Inc.) to determine the amount of proved reserves established by these development activities. The amount of Additional Consideration will depend upon the amount of proved reserves that the CVR Wells are determined to have after the acquisition. The determination of the amount of the Additional Consideration will take place on several occasions after the acquisition. The following table summarizes the preliminary fair values assigned to the assets acquired and the liabilities assumed at the date of acquisition:

           Current assets                                        $ 8,094,600
           Property and equipment, net                            13,204,537
           Other assets, net                                         113,911
                                                                 -----------
                           Total assets                           21,413,048

           Less:
              Total liabilities                                  (12,994,359)
                                                                 -----------
                      Total purchase price                       $ 8,418,689
                                                                 ===========

The following unaudited pro forma information assumes the acquisition of EBS occurred as of January 1, 2006 and January 1, 2005, respectively. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented.

                           WESTSIDE ENERGY CORPORATION
                        PRO FORMA STATEMENT OF OPERATIONS
                        Three Months Ended March 31, 2006
                                   (unaudited)



                                                          Pro Forma
                                Westside        EBS      Adjustments  Pro Forma
                               ----------    ---------  -----------  -----------
Revenues
  Oil and gas sales            $  352,401    $  668,821 $        -  $ 1,021,222

Expenses
  Production                      250,268        92,671          -      342,939
  Exploration                          65             -          -           65
  General and administrative    1,442,402       579,806          -    2,022,208
  Depreciation, depletion,
    and amortization              175,062             -          -      175,062
                               ----------     --------- ----------  -----------
Total Expenses                  1,867,797       672,477          -    2,540,274
                               ----------     --------- ----------  -----------
Loss from Operations           (1,515,396)       (3,656)         -   (1,519,052)

Other Income (Expense)
   Interest income                 76,854             -          -       76,854
   Interest expense               (40,793)      (36,200)         -      (76,993)
                               ----------     --------- ----------  -----------
Total Other Income (Expense)       36,061       (36,200)         -         (139)
                               ----------     --------- ----------  -----------
     NET LOSS                 $(1,479,335)  $   (39,856) $       -  $(1,519,191)
                              ===========   ===========  =========  ===========

Basic and diluted loss
    per common share              $ (0.07)                              $ (0.07)
Weighted average common
    shares outstanding         20,398,211                            20,398,211

                           WESTSIDE ENERGY CORPORATION
                        PRO FORMA STATEMENT OF OPERATIONS
                        Three Months Ended March 31, 2005
                                   (unaudited)



                                                         Pro Forma
                                 Westside         EBS    Adjustments  Pro Forma
                                ----------    ---------  -----------  ---------
Revenues
  Oil and gas sales             $   71,976    $  311,219 $        -  $  383,195

Expenses
  Production                         8,661        35,577          -      44,238
  Exploration                            -             -          -           -
  General and administrative       364,270       468,996          -     833,266
  Depreciation, depletion,
    and amortization                50,997       131,516          -     182,513
  Impairment                       185,335             -          -     185,335
                                ----------     --------- ----------  ----------
Total Expenses                     609,263       636,089          -   1,245,352
                                ----------     --------- ----------  ----------
Loss from Operations              (537,287)     (324,870)         -    (862,157)

Other Income (Expense)
   Interest income                  79,736             -          -      79,736
   Interest expense                      -       (45,830)         -     (45,830)
   Other income                          -        13,000          -      13,000
                                ----------     --------- ----------  ----------
Total Other Income (Expense)        79,736       (32,830)         -      46,906
                                ----------     --------- ----------  ----------
     NET LOSS                   $ (457,551)  $  (357,700)$        -  $ (815,251)
                                ==========   =========== ==========  ==========

Basic and diluted loss
    per common share               $ (0.03)                             $ (0.05)
Weighted average common
    shares outstanding          17,085,818                           17,085,818

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

                                     General

         Westside Energy Corporation, f/n/a "Eventemp Corporation" (the "Company"), was incorporated on November 30, 1995 under the laws of the State of Nevada. In February 2004, the Company decided to focus its efforts on the acquisition of attractive crude oil and natural gas prospects, and the exploration, development and production of oil and gas on these prospects. For several years prior to February 2004, the Company had been dormant from a business perspective. The Company is focusing its efforts initially in the State of Texas, particularly in the Barnett Shale play located in the north central part of the state of Texas. The Company's major emphasis is participation in the oil and gas segment, acquiring interests in producing oil and gas properties, acquiring interests in undeveloped acreage, and participating in drilling operations. The Company's principal products are crude oil and natural gas. The Company is engaged in a broad range of activities associated with the oil and gas business in an effort to develop oil and gas reserves. With the assistance of the Company's management, independent contractors retained from time to time by the Company, and, to a lesser extent, unsolicited submissions, the Company intends to identify prospects that it believes are suitable for acquisition and drilling. There can be no assurance that the Company will be successful in its exploration, exploitation, development and production activities. The oil and gas business involves numerous risks, the principal ones of which are described in the section captioned "RISK FACTORS" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

         As of the end of the period covered by this Report, the Company had acquired a total leased acreage position of 73,925 gross acres and 65,989 net acres in various Texas counties in the Barnett Shale, including Denton, Cooke, Montague, Hill, Ellis, Hamilton, Comanche and Mills Counties. As of the end of the period covered by this Report, all of this acreage (other than 2,740 gross acres and 668 net acres) is "undeveloped acreage," which the U.S. Securities and Exchange Commission (the "Commission") defines as "lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves." Of the Company's acreage, 2,740 gross acres and 668 net acres are regarded as "developed" acreage. During the quarter covered by this Report, the Company spudded two gross vertical wells (0.84 net wells) and completed two gross wells (1.17 net wells) in the northern core area. As of the end of the period covered by this Report, the Company owned interests in 51 gross wells and 9.5 net wells. A net 6.3 wells are currently on production and the other 3.2 net wells are non-producing, waiting on completion or pipeline hook-up.

         During the quarter ended March 31, 2006, the Company completed a major acquisition, a major equity financing and a major debt financing. On March 15, 2006, (with an effective date of October 1, 2005), the Company acquired all of the outstanding equity interests (the "Equity Interests") in EBS Oil and Gas Partners Production Company, L.P. and EBS Oil and Gas Partners Operating Company, L.P. (collectively "EBS"). EBS was a privately held entity engaged in the drilling and completion of wells on various oil and gas leases covering lands located primarily in Cooke, Montague, and Wise Counties, Texas. The acquired EBS assets consisted (in part) of rights in approximately 9,837 gross acres. EBS had drilled and operated 30 wells (gross) located primarily in the Barnett Shale. EBS also owned varying working interests in wells operated by third parties. In addition, EBS owned an approximately one-sixth interest in Tri-County Gathering, a pipeline system (operated by Cimmarron Gathering, LLP) that was the primary transporter of gas sold by EBS in the Barnett Shale area. This pipeline is comprised of approximately 14 miles of gathering lines and three compression stations with approximately 2,500 horsepower of compression with pipeline capacity of approximately 20 million cubic feet per day.

         The purchase price for the Equity Interests consisted of an initial purchase price paid at closing (the "Initial Purchase Price") and additional consideration to be paid after closing (the "Additional Consideration"). The Initial Purchase Price was set at $9,804,839, subject to certain adjustments, which (after being given effect) entitled the Company to a credit in the approximate amount of $1.7 million against the future payment of the Additional Consideration. (One of the reductions in the Initial Purchase Price was based on approximately $5.85 million owed by EBS to the Company.) The amount of Additional Consideration will be based on certain EBS wells (the "CVR Wells") that were in various stages of development as of the date of the acquisition agreement but that did not have production sustained for a sufficient period of time to permit a third party engineering report to establish proved reserves. The amount of Additional Consideration will depend upon the amount of "Proved Reserves" (as such term is used in the definitions promulgated by the Society of Petroleum Engineers and the World Petroleum Council) that the CVR Wells are determined by Netherland, Sewell & Associates, Inc., a third party engineering firm, to have after the closing of the transaction. The determination of the amount of the Additional Consideration will take place on several occasions after the closing of the transaction.

         On January 9, 2006, the Company completed the private placement of an aggregate of 3,278,000 shares of its common stock at a price of $3.15 per share The cash offering resulted in $10,325,700 in gross proceeds and approximately $9.5 million in net proceeds to the Company after deducting placement-related costs. The shares were issued to a total of 27 investors, all of whom were accredited. For information regarding the major debt financing involving GasRock Capital LLC, see " Liquidity and Capital Resources" below.

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. In addition to historical information, the discussion in this report contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated by these forward-looking statements due to factors including, but not limited to, those factors set forth elsewhere in this report and in the section captioned "RISK FACTORS" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

                              Results of Operations

    Quarter Ended March 31, 2006 Compared to the Quarter Ended March 31, 2005

         Financial results for the quarter ended March 31, 2006 are not directly comparable to financial results for the quarter ended March 31, 2005. During the quarter ended March 31, 2005, the Company had limited operations consisting of the Company's first operated well (the Lucille Pruett #1), which was completed during November 2004, and three marginal non-operated wells that were sold in the fourth quarter of 2005. By the start of the first quarter of 2006, the Company had greatly expanded its operations compared to the first quarter of 2005, and the completion of the EBS acquisition during the first quarter of 2006 greatly affected the financial results for that quarter compared to the financial results for the first quarter of 2005.

         Revenues from sales of oil and natural gas were $352,401 in the first quarter of 2006 as compared to $71,976 in the first quarter of 2005. This increase in revenues reflects the impact of higher sales volumes for both oil and gas, and higher oil sales prices. Oil sales volumes increased from an average of 2 to 27 barrels per day and average oil sales prices increased from $45.64 to $60.00 per barrel. Natural gas sales increased from an average of 112 to 466 thousand cubic feet (MCF) per day while average natural gas sales prices were approximately $5.60 for both periods.

         Operating expenses increased from $609,263 in the first quarter of 2005 to $1,867,797 for the first quarter of 2006. This significant increase reflects the impact on expenses of higher oil and gas sales volumes in the first quarter of 2006 and increases in staff post the first quarter of 2005 (in particular, the addition of a Chief Operating Officer and a Controller, as well as EBS staff who became employees upon the closing of the acquisition transaction in March,
2006). Production expenses were $250,268 in the first quarter of 2006 as compared to $8,661 in the first quarter of 2005, reflecting increased production operations activity associated with the approximately five fold increase in production volumes as well as higher oil and gas severance taxes due to both higher volumes and higher oil prices. General and administrative expenses increased from $364,270 in the first quarter of 2005 to $1,442,402 in the first quarter of 2006. $748,870 of this increase was the result of the expense recorded in the 2006 period for non-cash sign-on and performance common stock bonuses for the Company's Chief Operating Officer and Controller. These two positions were filled by new hires subsequent to the first quarter of 2005. The remaining $329,262 increase in general and administrative expenses reflects salaries for additional staff (both the two positions discussed above as well as other staff added as a result of acquiring EBS) and additional overhead costs resulting from a substantial increase in business support activities.

         Depreciation, depletion and amortization costs increased from $50,997 in the first quarter of 2005 to $175,062 in the first quarter of 2006 reflecting the impact of the substantial increase in volumes of oil and natural gas produced and sold and the expensing of capitalized costs on a units-of-production basis. Impairment of $185,335 was recorded in the first quarter of 2005. No charges for impairment were recorded in the first quarter of 2006.

         As a result of the above described revenues and expenses, the Company incurred an operating loss of $1,515,396 in the first quarter of 2006 as compared to an operating loss of $537,287 in the first quarter of 2005.

         Other income and expense items in the 2006 first quarter included $76,854 in interest income and $40,793 in interest expense. The 2005 first quarter results included $79,736 in interest income and had no interest expense.

         The Company incurred a net loss of $1,479,335, or $.07 per share, for the quarter ended March 31, 2006 as compared to a net loss of $457,551, or $.03 per share, for the quarter ended March 31, 2005.

                         Liquidity and Capital Resources

         From the time that the Company changed its business focus to oil and gas activities in February 2004 through the beginning of November 2004, the Company financed its business through a series of financings that could be regarded as involving "seed" capital or bridge financing. These financings were undertaken to sustain the Company until it could raise additional long-term capital. Many of these financings were funded in whole or in part by members of the Company's management, either directly or through entities controlled by them. The most significant of the "seed" capital and bridge financings included
(a) a total of $1.11 million in debt financing, all of which has either been repaid or converted into equity, and (b) a private placement of 385,500 units comprised of two shares of the Company's common stock and a warrant to purchase one share of the Company's common stock that raised $771,000.

         Since November 2004, the Company has undertaken two larger private placements. On November 2, 2004, the Company completed the private placement of an aggregate of 10,000,000 shares of its common stock, $.01 par value, at a price of $2.00 per share. The cash offering resulted in $20 million in gross proceeds and approximately $18.5 million in net proceeds to the Company after deducting placement-related costs. The shares were issued to a total of 50 investors, all of whom were accredited. On January 9, 2006, the Company completed the private placement of an aggregate of 3,278,000 shares of its common stock at a price of $3.15 per share. This cash offering resulted in $10,325,700 in gross proceeds and approximately $9.5 million in net proceeds to the Company after deducting placement-related costs. The shares were issued to a total of 27 investors, all of whom were accredited.

         On March 15, 2006, the Company, as borrower, entered into a $45 million three-year Advancing Term Credit Agreement (the "Credit Agreement") with GasRock Capital LLC ("GasRock"), as lender. The Credit Agreement provides the terms under which GasRock will make available to the Company a senior secured revolving credit facility in an aggregate amount of up to $45 million. Borrowings under the Credit Agreement may be used for the following purposes:

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

In connection with the acquisition of the Equity Interests, the Company borrowed $5.3 million under the Credit Agreement for the payment of cash at closing, the retirement of a third party loan in the approximate amount of $1.6 million, the reimbursement of costs associated with previous drilling, and future development drilling.

         GasRock's commitments under the Credit Agreement will terminate on March 14, 2009, unless terminated earlier by the Company upon repayment of all outstanding amounts or by GasRock upon an event of default. To secure the Company's obligations under the Credit Agreement, the Company granted a security interest in all of its assets in favor of GasRock. Amounts outstanding under the Credit Agreement will bear interest at an annual rate equal to the greater of
(a) twelve percent (12.0%) or (b) the one-month London interbank offered rate (LIBOR), plus 6.50%. Eighty-five percent (85.0%) of monthly revenue from oil & gas production and commodity hedging, net of production operations related costs, will be applied to the repayment of the indebtedness under the Credit Agreement, subject to the limited ability of the Company to remit less than 85% and to retain more than 15% of monthly net revenue to cover the Company's overhead. The Company will also pay a facility fee equal to 2.0% of all advances, with the amount of such fee not paid at the time of the advance but added to the outstanding principal balance and amortized in accordance with the terms of the Credit Agreement. In consideration of GasRock providing the financing under the Credit Agreement, GasRock will receive a one percent (1.0%) overriding royalty interest (proportionately reduced to the Company's interest) in each producing well and lease within the Company as of the date of the execution of the Credit Agreement. GasRock will also receive a one percent (1.0%) overriding royalty interest (proportionately reduced to the Company's interest) in each producing well, each lease and any related unit (as defined in the Credit Agreement) acquired during the term of the Credit Agreement if the Company uses advances under the Credit Agreement to acquire same. GasRock will also receive a one and one-half percent (1.5%) overriding royalty interest (proportionately reduced to the Company's interest) in each well and related unit (as defined in the Credit Agreement) if the Company uses advances under the Credit Agreement to develop same. The Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants (including a maximum leverage ratio), and customary events of default.

         In addition to the security interest in favor of GasRock, the Credit Agreement requires hedging for a substantial portion of the Company's reserves. As of the end of the first quarter of 2006, the Company had entered into swap contracts covering 75% of the projected production from the Company's proved, developed, producing reserves estimated as of December 31, 2005 based on a report prepared by LaRoche Petroleum Consultants, Ltd., a third party engineering firm. The prices for the swap contracts were $8.05 per MMBTU for natural gas and $66.15 per barrel for crude oil.

         As of March 31, 2006, the Company had cash, cash equivalents and marketable securities totaling $9.1 million. Accounts receivable were also $9.1 million. Total current assets of $18.4 million exceeded total current liabilities by $1.5 million. Of the $45.0 million available to Westside under the Credit Agreement, $39.7 million of the facility remained undrawn as of the end of the 2006 first quarter.

         Management believes that the proceeds from the January 9, 2006 private placement of 3,278,000 shares, the amounts available under the Credit Agreement and the Company's anticipated cash flow from operations will be sufficient to enable the Company to pursue its business plan for the next 12 months.

         To conserve on cash, the Company may in the future issue shares in lieu of cash payments to employees and outside consultants, as it has done on a limited basis in the past. Moreover, the Company intends to occasionally seek other industry investors who are willing to participate in the Company's oil and gas activities. The Company expects to retain a promotional interest in these prospects, but generally the Company will fund a portion (and sometimes a significant portion) of the acquisition and drilling costs. Also, the Company may acquire interests in properties by issuing shares of its common stock.

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

Proved Oil and Natural Gas Reserves

         Proved reserves are defined by the SEC as the estimated quantities of crude oil, condensate, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty are recoverable in future years from known reservoirs under existing economic and operating conditions. Valuations include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. Prices do not include the effect of derivative instruments, if any, entered into by the Company.

         Proved developed reserves are those reserves expected to be recovered through existing equipment and operating methods. Additional oil and gas volumes expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery are included as proved developed reserves only after testing of a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

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

         Volumes of reserves are estimates that, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data as well as production performance data. There are numerous uncertainties in estimating crude oil and natural gas reserve quantities, projecting future production rates and projecting the timing of future development expenditures. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way. Estimates of independent engineers that we use may differ from those of other engineers. The accuracy of any reserve estimate is a function of the quantity and quality of available data and of engineering and geological interpretation and judgment. Accordingly, future estimates are subject to change as additional information becomes available.

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

Stock-Based Compensation

         Compensation expense has been recorded for common stock grants based on the fair value of the common stock on the measurement date. SFAS No 123R "Shared Based Payments" ("SFAS No. 123R") establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods and services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. SFAS No. 123R was effective for us as of the beginning of 2006 and has had no impact on our financial statements as the only stock-based compensation that we have previously issued is common stock grants, which are recorded at fair value.

Income Taxes

         We are subject to income and other related taxes in areas in which we operate. When recording income tax expense, certain estimates are required by management due to timing and the impact of future events on when we recognize income tax expenses and benefits. We will periodically evaluate our tax operating loss and other carry-forwards to determine whether we should recognize in our financial statements a gross deferred tax asset, as well as a related valuation allowance.

                           Forward-Looking Statements

         Statements in the preceding discussion relating to future plans, projections, events, or conditions are forward-looking statements. Actual results, including production growth and capital spending, could differ materially due to changes in long-term oil or gas prices or other changes in market conditions affecting the oil and gas industry; political events or disturbances; severe weather events; reservoir performance; changes in OPEC quotas; timely completion of development projects; changes in technical or operating conditions; and other factors including those discussed herein and in the section captioned "Risk Factors" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

ITEM 3.  CONTROLS AND PROCEDURES

            The Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The Company's internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) have changed substantially during the last 12 months. These changes include the expansion of the Board of Director's on March 31, 2005 to include three independent directors, each of whom was appointed a member of the Audit Committee, and the addition to staff of a Controller/Principal Accounting Officer. The Audit Committee members were actively involved in reviews of the financial statements for each of the quarters in 2005 and the first quarter in 2006. The Chairman of the Audit Committee met with the Company's independent auditors in May 2005, and the independent auditors met with the full Audit Committee on March 28, 2006. The addition of a Controller has allowed the Company to enhance controls over the authorization, recording, processing and reporting of transactions. Additional accounting staff joined the Company as a result of the EBS transaction, enhancing the Company's ability to segregate duties and improve our internal controls. Management does not expect that the Company's disclosure controls and procedures will prevent or detect all errors or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, but not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is now currently involved in several pending legal proceedings, two of which the Company assumed in connection with the EBS acquisition. The Company believes that each of the proceedings in which it is involved is routine and arose in the normal course of business. Moreover, the Company has indemnification agreements from the principals of EBS covering any loss that the Company may suffer in the future as a result of the assumed EBS proceedings. In the future, the Company may become involved in various legal proceedings from time to time, either as a plaintiff or as a defendant, and either in or outside the normal course of business. The Company is not now in a position to determine when (if ever) such a legal proceeding may arise. If the Company ever becomes involved in a legal proceeding, the Company's financial condition, operations, or cash flows could be materially and adversely affected, depending on the facts and circumstances relating to such proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Effective March 14, 2006, stockholders holding approximately 51.8% of the then outstanding shares of the Company's common stock approved the following matters by written consent in lieu of a meeting:

         1. The sale of 179,972 shares of Common Stock to two officers of the Company in a private placement at a per-share purchase price of $3.15;
         2. The issuance of 225,000 shares of Common Stock to an officer of the Company as incentive compensation; and 3. The possible issuances of up to 720,000 shares of Common Stock to two officers of the Company as incentive compensation upon the market value of the Common Stock achieving certain levels.

An Information Statement disclosing the stockholder approval of the foregoing stock issuances was first mailed to stockholders on or about April 6, 2006.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                  (a) The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

                  Exhibit
         Number            Description

         23.01             Consent of Netherland, Sewell & Associates, Inc.
         23.02             Consent of LaRoche Petroleum Consultants, Ltd.
         31.01 Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
         31.02 Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
         32.01 Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (b) Reports on Form 8-K

                  The Registrant filed a Current Report on Form 8-K on January 10, 2006 reporting on the completion of the Registrant's private placement of 3,278,000 shares of its common stock resulting in $10,325,700 in gross proceeds.

                  The Registrant filed a Current Report on Form 8-K on January 24, 2006 reporting on the expansion of the Registrant's Board of Directors and the election of a new director to fill the newly-created vacancy.

                  The Registrant filed a Current Report on Form 8-K on March 20, 2006 reporting on the acquisition of EBS Oil and Gas Partners Production Company, L.P. and the credit facility provided by GasRock Capital LLC.

                  The Registrant filed a Current Report on Form 8-K on March 30, 2006 filing a press release giving an operational update regarding the Company's business.

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

Dated: May 19, 2006