Form 10-K/A
period 2005-12-31
WESTSIDE ENERGY CORP
filed 2006-06-22
CIK 1024109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

                                 AMENDMENT NO. 1

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

Transitional Small Business Disclosure format (Check one): YES [ ]  NO [X]

               AMENDMENT NO. 1 TO THE ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                EXPLANATORY NOTE

         We recently discovered that certain changes that we attempted to make to the text of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (the "Annual Report") prior to the filing of the Annual Report with the U.S. Securities and Exchange Commission (the "Commission") were not reflected in the Annual Report actually filed with the Commission. We are filing this Amendment No. 1 (the "Amendment") to our Annual Report to add these textual changes, which were inadvertently omitted. With the exceptions noted below, these textual changes were essentially grammatical and typographical in nature. None of these changes relate to our financial statements or results of operations. Notwithstanding the preceding, readers are advised to note the following areas in the Amendment in which changes that go beyond grammatical and typographical ones are reflected:

         1. The risk factor now captioned "OUR RELIANCE ON A NUMBER OF THIRD PARTIES EXPOSES US TO A NUMBER OF RISKS; PARTICULARLY WE CURRENTLY RELY VERY HEAVILY ON A SINGLE PIPELINE AND PURCHASER OF OUR GAS PRODUCTION" contained in ITEMS 1 and 2. BUSINESS AND PROPERTIES - RISK FACTORS was revised to note that in fiscal 2005 a single pipeline transported and single purchaser purchased nearly all of our gas production (the "Pipeline and Purchaser") and that we expected to rely heavily on the Pipeline and Purchaser for an extended period of time into the future. Subsequent to the end of fiscal 2005, in connection with the acquisition of all of the outstanding equity interests in EBS Oil and Gas Partners Production Company, L.P. and affiliates, we acquired an interest in a pipeline system. We no longer believe that our reliance on the Pipeline and Purchaser in the future will be as great as expressed in the revised risk factor. Such risk factor is being revised only to reflect what we originally intended to file at the time the filing of the Annual Report.

         2.       The section captioned "LIQUIDITY AND CAPITAL RESOURCES" in
                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS describes an additional one and one-half percent (1.5%) overriding royalty interest to which GasRock Capital LLC ("GasRock") is entitled in certain wells and related units, in consideration of GasRock's making advances under the $45 million senior secured revolving credit facility that GasRock has made available to us.

         3. The section captioned "Tax Fees" in ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES describes comparatively small amounts of fees that we paid to our auditors for tax services.

         This Form 10-KSB/A should be read in conjunction with our other filings made with the U.S. Securities and Exchange Commission subsequent to the filing of the original Annual Report, including any amendments to those filings. This Form 10-KSB/A is not intended to update other information presented in the Annual Report as originally filed.

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

The issuer's revenues for the fiscal year ended December 31, 2005 were 595,657.

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 24, 2006 was approximately $38,158,860, based on the closing price of such stock on such date. The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of March 24, 2006 was 20,716,636.

Transitional Small Business Disclosure format (Check one): YES [ ]  NO [X]

                                      INDEX

                                                                   Page Number
                                     PART I.

Items 1. & 2.     Business and Properties.                                A-4

Item 3.           Legal Proceedings.                                      A-28

Item 4.           Submission of Matters to a Vote of Security Holders.    A-28

                                    PART II.

Item 5.           Market for the Registrant's Common Equity and
                  Related Stockholder Matters.                            A-29

Item 6.           Management's Discussion and Analysis.                   A-29

Item 7.           Financial Statements.                                   A-34

Item 8.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.                    A-34

Item 8A.          Controls and Procedures.                                A-34

                                    PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
                  Exchange Act.                                           A-36

Item 10.          Executive Compensation.                                 A-39

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management.                                             A-42

Item 12.          Certain Relationships and Related Transactions.         A-48

Item 13.          Exhibits and Reports on Form 8-K.                       A-49

Item 14.          Principal Accountant Fees and Services.                 A-51

                           Forward-Looking Statements

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 24A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places including "ITEMS 1 AND 2 "BUSINESS AND PROPERTIES." These statements regard:

        * our belief regarding the attractiveness of our oil and gas properties for purposes of exploration;
        * our intention and plan to perform risk assessments and due diligence reviews that we believe are consistent with industry practices of each project we decide to pursue;
        * our belief regarding the possible rapid and significant expansion of our operations;
        * our belief regarding the sufficiency of our current acreage for purposes of conducting our initial plan of drilling;
        * our belief regarding the availability and qualifications of necessary third party service providers;
        *  our belief regarding the cost of identifying drill sites;
        * our belief regarding our ability to enter into long-term sales contracts for our production;
        * our belief regarding our permitted or permittable capacity to continue our operations if any regulatory agency requires us to forego construction, modification or operation of certain air emission sources;
        * our belief regarding the effect of continued compliance with existing requirements of environmental laws and regulations;
        * our expectations that we will be able to retain a promotional interest in prospects presented to other industry investors;
        * our expectations regarding our use of employees and outside consultants;
        *  our plans as to how we will finance our business;
        *  our expectations regarding the costs of drilling our wells;
        * our expectations regarding our ability to sell our production to purchasers and end-users at prevailing market prices and under arrangements that are usual and customary in the industry;
        * our expectations regarding the effect of compliance with existing federal, state and local laws, rules and regulations governing the release of materials in the environment or otherwise relating to the protection of the environment; and
        * our estimates regarding the length of time required drill, test and complete each well, and install the facilities to connect to gathering or facilities.

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

         WE ARE CURRENTLY FOCUSING OUR OPERATIONAL EFFORTS IN ONLY ONE EOGRAPHICAL AREA, AND OUR CURRENT LACK OF GREATER DIVERSIFICATION ENTAILS CONSIDERABLE RISKS.

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

         OUR RELIANCE ON A NUMBER OF THIRD PARTIES EXPOSES US TO A NUMBER OF RISKS; PARTICULARLY WE CURRENTLY RELY VERY HEAVILY ON A SINGLE PIPELINE AND PURCHASER OF OUR GAS PRODUCTION.

         Our operations will depend on a number of third parties. We will have limited control over these third parties. We will probably not have long-term agreements with many of them. We may rely upon various companies to assist us in identifying desirable gas and oil prospects to acquire and provide us with technical assistance and services. We also may rely upon the services of geologists, geophysicists, chemists, engineers and other scientists to explore and analyze our prospects to determine a method in which the prospects may be developed in a cost-effective manner. In addition, we intend to rely upon the owners and operators of oil rigs and drilling equipment, and upon providers of oilfield services, to drill and develop our prospects to production. Moreover, we must rely on third party gathering or pipeline facilities to transport and purchase our production. Particularly, in fiscal 2005, a single pipeline transported and single purchaser purchased nearly all of our gas production. We expect to be constrained to rely heavily on this pipeline and purchaser for an extended period of time into the future. Our inability to rely successfully on this pipeline and purchaser to transport and purchase our gas production from the related leases could materially and adversely affect our business, results of operations and financial condition. Overall, our inability to maintain satisfactory relationships with the requisite third parties on acceptable commercial terms, or the failure of such third parties to maintain the quality of services they provide at a satisfactory standard, could materially and adversely affect our business, results of operations and financial condition.

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

         Furthermore, we granted a security interest in certain of our properties to secure certain of our hedging arrangement. This security arrangement subjects us to the risk of a forfeiture of the property securing the hedging arrangement. Hedging arrangements may limit the benefit we would receive from increases in the prices for oil and gas.

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

         We have various obligations and the ability to issue additional shares of common stock in the future. For example, we expect to issue up to 2.5 million shares as additional consideration in connection with our acquisition of all of the outstanding equity interests in EBS Oil and Gas Partners Production Company, L.P. and its affiliates ("EBS"). This additional consideration will be issued for reserves subsequently established with respect to certain EBS wells that were in various stages of development as of January 30, 2006 but that did not have production sustained for a sufficient period of time to permit an independent engineer to estimate proved reserves. Our obligations to issue stock also include outstanding warrants to purchase approximately 1,252,500 registered shares of common stock as of January 30, 2006. These warrants permit the holders to purchase shares of common stock at specified prices. These purchase prices may be less than the then current market price of our common stock. Any shares of common stock issued pursuant to these warrants would further dilute the percentage ownership of existing stockholders. The terms on which we could obtain additional capital during the life of these warrants may be adversely affected because of such potential dilution. We are also obligated to issue up to 945,000 shares to two key members of management upon the occurrence of certain events. These obligations are described in "ITEM 10. EXECUTIVE COMPENSATION - Compensation and Change in Control Agreements with Key Personnel." Finally, we may issue additional shares in the future other than as listed above. There are no preemptive rights in connection with our common stock. Thus, the percentage ownership of existing stockholders may be diluted if we issue additional shares in the future. For future issuances of shares and grants of options, our Board of Directors will determine the timing and size of the issuances and grants and the consideration or services required therefor. Our Board of Directors intends to use its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any such issuance or grant. Nonetheless, future issuances of additional shares could cause immediate and substantial dilution to the net tangible book value of shares of common stock issued and outstanding immediately before such transaction. Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of the shares.

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

         Historically, once the Company had identified a proposed drill site, it engaged the services of a third party operator licensed to operate oil and gas wells in the State of Texas. With the acquisition of all of the outstanding equity interests in EBS Oil and Gas Partners Production Company, L.P. and its affiliates, the Company has attained licensed operator status, and no longer expects to use the services of third party operators. As the operator of a well, the Company will be responsible for:

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

                                       A*20

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

         The following table gives certain information regarding the status of wells operated by the Company and in which the Company owned a significant interest:

                STATUS OF SIGNIFICANT WELLS AS OF MARCH 24, 2006

   Well                    Working Interest(1)                Status

1. Pruitt #1                    75%                         Producing

2. Pruitt #2-H                 100%                         Producing

3. Pruitt #3                   100%                         Producing

4. Kirby #1                     56%                         Producing

5. Mitchell #1                  59%                         Producing

6. Elam #1                      73%                         Waiting on
                                                            frac and pipeline

7. Christian #1                 56%                         Waiting on frac
                                                            and pipeline

8. Smith #1                     47%                         Waiting
                                                            on frac and pipeline

9. Summers #1                   52%                         Flowing back

10.Nunneley #1                  52%                         Waiting on frac

11.Whittington #1               49%                         Waiting on frac and
                                                            pipeline

12. Hawk Littell #1             42%                         Waiting on frac
                                                            and pipeline

13. Williams Estate #1          56%                         Waiting on frac
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

         As of March 24, 2006, the Company had 214 holders of record. Management believes that the Company has approximately 1,000 beneficial holders of its stock, although the exact number of these holders cannot be determined.

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

Successful Efforts Accounting

         We utilize the successful efforts method to account for our crude oil and natural gas operations. Under this method of accounting, all costs associated with oil and gas lease acquisitions, successful exploratory wells and all development wells are capitalized and amortized on a unit-of-production basis over the remaining life of proved developed reserves and total proved reserves on a field basis. Unproved leasehold costs are capitalized pending the results of exploration efforts. Exploration costs, including geological and geophysical expenses, exploratory dry holes and delay rentals, are charged to expense when incurred.

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

                         LIQUIDITY AND CAPITAL RESOURCES

         >From the time that the Company changed its business focus to oil and gas activities in February 2004 through the beginning of November 2004, the Company financed its business through a series of financings that could be regarded as involving "seed" capital or bridge financing. These financings were undertaken to sustain the Company until it could raise additional long-term capital. Many of these financings were funded in whole or in part by members of the Company's management, either directly or through entities controlled by them. This "seed" capital included a total of $1.11 million in debt financing, all of which has either been repaid or converted into equity. In connection with these borrowings, the Company granted warrants to purchase up to an aggregate of 820,000 shares of the Company's common stock for a per-share exercise price of $.50. These warrants have a term of, and are exercisable for, five years. With regard to equity financings, in February 2004 the Company raised "seed" capital from management by selling to them, directly or through entities controlled by them, a total of 4,080,000 shares of the Company's common stock for a per-share purchase price of $.01. During the quarter ended June 30, 2004, the Company completed a second round of equity financing by selling 385,500 units of the Company's securities to a total of 17 accredited investors. Each unit was comprised of two shares of the Company's common stock and a warrant to purchase one share of the Company's common stock at a per share price of $2.50. The warrants have a term of and are exercisable for two years. The purchase price for a unit was $2.00, with the Company receiving aggregate offering proceeds of $771,000 from the offering.

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

         GasRock's commitments under the Credit Agreement will terminate on March 14, 2009, unless terminated earlier by the Company upon repayment of all outstanding amounts or by GasRock upon an event of default. To secure the Company's obligations under the Credit Agreement, the Company granted a security interest in all of its assets in favor of GasRock. The Credit Agreement also requires hedging for a substantial portion of the the Company's reserves. Amounts outstanding under the Credit Agreement will bear interest at an annual rate equal to the greater of (a) twelve percent (12.0%) or (b) the one-month London interbank offered rate (LIBOR), plus 6.50%. Eighty-five percent (85.0%) of monthly revenue from oil & gas production and commodity hedging, net of production operations related costs, will be applied to the repayment of the indebtedness under the Credit Agreement, subject to the limited ability of the Company to remit less than 85% and to retain more than 15% of monthly net revenue to cover the Company's overhead. The Company will also pay a facility fee equal to 2.0% of all advances, with the amount of such fee not paid at the time of the advance but added to the outstanding principal balance and amortized in accordance with the terms of the Credit Agreement. In consideration of GasRock providing the financing under the Credit Agreement, GasRock received a one percent (1.0%) overriding royalty interest in each lease held by the Company as of the date of the execution of the Credit Agreement and a one and one-half percent (1.5%) overriding royalty interest in each well and related unit (as defined in the Credit Agreement) held by the Company as of the date of the execution of the Credit Agreement. GasRock will also receive a one percent (1.0%) overriding royalty interest in each producing well, each lease and any related unit (as defined in the Credit Agreement) acquired during the term of the Credit Agreement if the Company uses advances under the Credit Agreement to acquire same. GasRock will also receive a one and one-half percent (1.5%) overriding royalty interest in each well and related unit (as defined in the Credit Agreement) if the Company uses advances under the Credit Agreement to develop same. The Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants (including a maximum leverage ratio), and customary events of default.

         Management believes that the proceeds from the January 9, 2006 private placement of 3,278,000 shares, the amounts available under the Credit Agreement and cash flow from operations will be sufficient to enable the Company to pursue its business plan for the next 12 months.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The report of Company's Independent Auditors appear at Page F-1 hereof, and the Financial Statements of the Company appear at Page A-54 through A-69 hereof.

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

         Effective March 30, 2005, Douglas G. Manner was elected to the Company's Board of Directors. On December 8, 2005, effective January 1, 2006, Douglas G. Manner was appointed as the Company's Chief Operating Officer. Prior to being appointed as the Company's Chief Operating Officer, Mr. Manner served as Senior Vice President and Chief Operating Officer of Kosmos Energy, LLC, which is a private energy company exploring for oil and gas in the offshore regions of West Africa. Mr. Manner joined Kosmos Energy in January 2004. Prior to Kosmos Energy, Mr. Manner served as President and Chief Operating Officer of White Stone Energy, a Houston based oil and gas advisory firm from August 2002 until December, 2003. From May 2001 until June 2002, Mr. Manner served as Chairman and Chief Executive Officer of Mission Resources, and he previously served as Chief Executive Officer and President of Bellwether Exploration, one of Mission's predecessor companies, from June 2000 until May 2001. Mr. Manner was named Chairman of the Board at Bellwether in December 2000. Bellwether was comprised of core domestic assets as well as operations in Ecuador and the Ukraine. Mr. Manner joined Bellwether in May 2000 from Gulf Canada Resources Limited where he served as Vice President and Chief Operating Officer from July 1998 through May 2000. Mr. Manner's previous experience includes 15 years (1981 through 1996) with Ryder Scott Petroleum Engineers, an international independent reservoir engineering firm. He joined the company as a consulting reservoir engineer in 1981. Mr. Manner has served on the boards of directors for Gulf Midstream Service, ROC Oil and Petrovera Energy Company. In addition to serving on our board, Mr. Manner also serves on the Board of Directors of Cordero Energy, Zenas Energy and Rio Vista Energy Partners, L.P. Mr. Manner received a Bachelor's of Science degree in mechanical engineering from Rice University in 1977. He is a professional engineer certified by the Texas Board of Professional Engineers, and he is a member of the Society of Petroleum Engineers.

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

         Effective March 30, 2005, Herbert C. Williamson was elected to the Company's Board of Directors. Mr. Williamson has over 30 years of experience in the oil and gas industry and investment banking business. He has served on the board of Mission Resources Corp. since November of 2002. From April 1997 to February 2002, Mr. Williamson served as director of Pure Resources, Inc. and its predecessor, and during this tenure he served as chairman of the special committee in connection with the tender offer made by Unocal. >From September 2000 through March 2003, he was also a director of Southwest Royalties, Inc. and during this tenure he was chairman of the independent directors committee for that company's sale to Clayton Williams Energy. Since 1996, Mr. Williamson has also served as a director of Merlon Petroleum Company, a private oil and gas company engaged in exploration and production in East Texas and Egypt, and Mr. Williamson had previously served as the chief financial officer of this company. From April 1985 through April 1995, Mr. Williamson served as vice chairman and executive vice president for Parker & Parsley Petroleum Company, now Pioneer Natural Resources Company, and from October 1998 to April 1999, he served as chief financial officer with Seven Seas Petroleum. From April 1995 through May 1999, Mr. Williamson was an investment banker with Petrie Parkman & Company and prior to that he was a director in the Energy Group at C S First Boston. Mr. Williamson earned a Bachelor of Arts degree from Ohio Wesleyan University and a Master of Business Administration from Harvard University.

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

                         Summary Compensation Table (1)

                                Annual Long-Term
                            Compensation Compensation

      (a)               (b)            (c)            (d)             (f)
                       Fiscal                                     Restricted
Name and               Year                                          Stock
Principal Position     Ended         Salary          Bonus          Awards


Jimmy D. Wright        12/31/05     $150,000           $0              $0
Chief Executive        12/31/04      $25,000 (2)       $0              $0
Officer

Sean J. Austin         12/31/05      $92,167 (3)    $20,000 (4)    $80,000 (5)
Vice President and
Corporate Controller

         (1) The Columns designated by the Commission for the reporting of certain other annual compensation, securities underlying options/SARs, long term incentive plan payouts, and all other compensation, have been eliminated as no such other annual compensation, underlying securities, payouts or compensation were awarded to, earned by, paid to or outstanding with respect to any specified person during any fiscal year covered by the table.
         (2)      Mr. Wright started receiving his salary on November 1, 2004.
                  Prior to that time, he worked without remuneration.
         (3)      Mr. Austin became Vice President and Corporate Controller on
                  May 4, 2005.
         (4) In connection with Mr. Austin's employment, the Company granted to him a sign-on bonus of 5,000 shares. The figure in the table is based on the 5,000 shares granted multiplied by $4.00, the closing price of the Company's stock prior to the date of grant. These 5,000 shares had a value of $16,100 as of March 23, 2006, based on the $3.22 closing price of the Company's stock on that date
         (5) In connection with Mr. Austin's employment, the Company granted to him 20,000 restricted shares. These restricted shares are subject to vesting. Of these shares, 10,000 may become vested on the anniversary date of the employment agreement (subject to Mr. Austin's continued employment), and 10,000 may become vested on the second anniversary date of the employment agreement (subject to Mr. Austin's continued employment). The figure in the table is based on the 20,000 restricted shares granted multiplied by $4.00, the closing price of the Company's stock prior to the date of grant. These 20,000 restricted shares had a value of $64,400 as of March 23, 2006, based on the $3.22 closing price of the Company's stock on that date.

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

*        Less than one percent

         (1) Includes shares beneficially owned pursuant to options and warrants exercisable within 60 days.
         (2) Includes 3,144,585 shares held directly and 291,108 shares that may be purchased pursuant to warrants that are currently exercisable. Jimmy D. Wright has sole voting power and sole investment power over these shares. These shares are also included in the table in the figure of shares beneficially owned by Mr. Wright.
         (3) All of these shares are held by Westside Resources, L.P., an entity over which Mr. Wright has complete control. Accordingly, Mr. Wright has sole voting power and sole investment power over these shares. These shares are also included in the table in the figure of shares beneficially owned by Westside Resources, L.P.
         (4) Includes 2,332,368 shares held directly and 303,892 shares that may be purchased pursuant to warrants that are currently exercisable.
         (5) Does not include 150,000 shares that may be sold to Mr. Manner in a private placement upon the completion of regulatory compliance pertaining to the sale, 225,000 shares that may be issued as an employee sign-on bonus and a currently indeterminable number of shares(up to 600,000) that may be issued as an additional performance bonus.
         (6) Does not include 29,972 shares that may be sold to Mr. Austin in a private placement upon the completion of regulatory compliance pertaining to the sale, and a currently indeterminable number of shares(up to 120,000) that may be issued as an additional performance bonus.

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

                      Equity Compensation Plan Information

                                                            Number of securities
                                                            remaining available
                                                            for future issuance
                    Number of securities  Weighted-average  under equity
                    to be issued upon     exercise price of compensation plans
                    exercise of out-      outstanding       (excluding
                    standing options,     options, warrants securities reflect-
                    warrants and rights   and rights        ed in column (a))
Plan category               (a)                   (b)                (c)

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

         - Unrestricted Stock Grants. The tax consequences of unrestricted stock awards will depend on the specific terms of each award.

         - Restricted Stock Grants. Upon receipt of restricted stock, a participant generally will recognize taxable ordinary income when the shares cease to be subject to restrictions in an amount equal to the fair market value of the shares at such time. However, no later than 30 days after a participant receives the restricted stock, the participant may elect to recognize taxable ordinary income in an amount equal to the fair market value of the shares at the time of receipt. Provided that the election is made in a timely manner, when the restrictions on the shares lapse, the participant will not recognize any additional income. If the participant forfeits the shares to the Company (e.g., upon the participant's termination prior to expiration of the restriction period), the participant may not claim a deduction with respect to the income recognized as a result of the election. Dividends paid with respect to shares of restricted stock generally will be taxable as ordinary income to the participant at the time the dividends are received.

         - Tax Consequences to the Company. The Company generally will be entitled to a deduction at the same time and in the same amount as a participant recognizes ordinary income, subject to the limitations imposed under Section 162(m).

         - Tax Withholding. The Company has the right to deduct withholding taxes from any payments made pursuant to the Consultant Plan or to make such other provisions as it deems necessary or appropriate to satisfy its obligations to withhold federal, state or local income or other taxes incurred by reason of payment or the issuance of Common Stock under the Consultant Plan or the lapse of restrictions on grants upon which restrictions have been placed.

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

         - Unrestricted Stock Grants. The tax consequences of the unrestricted shares comprising a grant will depend on the specific terms of each award.

         - Restricted Stock Grants. With regard to the restricted shares, a participant generally will recognize taxable ordinary income when the shares cease to be subject to restrictions in an amount equal to the fair market value of the shares at such time. However, no later than 30 days after a participant receives the restricted shares, the participant may elect to recognize taxable ordinary income in an amount equal to the fair market value of the shares at the time of receipt. Provided that the election is made in a timely manner, when the restrictions on the shares lapse, the participant will not recognize any additional income. If the participant forfeits the shares to the Company (e.g., upon the participant's termination prior to expiration of the restriction period), the participant may not claim a deduction with respect to the income recognized as a result of the election. Dividends paid with respect to shares of restricted shares generally will be taxable as ordinary income to the participant at the time the dividends are received.

         - Tax Consequences to the Company. The Company generally will be entitled to a deduction at the same time and in the same amount as a participant recognizes ordinary income, subject to the limitations imposed under Section 162(m).

         - Tax Withholding. The Company has the right to deduct withholding taxes from any payments made pursuant to the Director Plan or to make such other provisions as it deems necessary or appropriate to satisfy its obligations to withhold federal, state or local income or other taxes incurred by reason of payment or the issuance of Common Stock under the Director Plan or the lapse of restrictions on grants upon which restrictions have been place.

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

                                    PART IV.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report:

(i) Consolidated Financial Statements:

         Report of Independent Auditors .................................A-53

         Balance Sheet as of December 31, 2005 ......................... A-54

         Statements of Income for the years ended December 31,
            2005 and 2004 ............ ................................. A-55

         Statements of Stockholders' Equity for the years ended
            December 31, 2005 and 2004 ..................................A-56

         Statements of Cash Flows for the years ended December
            31, 2005 and 2004  ......................................... A-57

         Notes to Financial Statements ..................................A-58

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

10.01 Warrant to Purchase the Company's common stock issued in the name of Westside Energy, L.P. is incorporated herein by reference from the Company's Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on March 1, 2004,
                  Exhibit 10.03
10.02 Warrant to Purchase the Company's common stock issued in the name of Keith D. Spickelmier is incorporated herein by reference from the Company's Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on March 1, 2004,
                  Exhibit 10.04
10.03 Warrant to Purchase the Company's common stock issued in the name of Westside Resources, L.P. is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-120659) filed November 22,
                  2004, Exhibit 10.09.
10.04 Warrant to Purchase the Company's common stock issued in the name of Keith D. Spickelmier is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-120659) filed November 22, 2004,
                  Exhibit 10.10.
10.05 Form of Warrant to Purchase the Company's common stock issued to investors in the Company's private placement of units is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-120659) filed November 22, 2004, Exhibit 10.11. 10.08 Form of Registration Rights Agreement entered into with investors in the Company's private placement of units is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-120659) filed November 22, 2004, Exhibit 10.12.
10.09 Form of Subscription and Registration Rights Agreement entered into with investors in the Company's private placement of shares of common stock is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-120659) filed November 22, 2004,
                  Exhibit 10.13.
10.10 Placement Agent Engagement Agreement by and between the Company and Sterne, Agee & Leach, Inc. is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-120659) filed November 22, 2004, Exhibit 10.14.
10.11 First Amendment to Placement Agent Engagement Agreement by and between the Company and Sterne, Agee & Leach, Inc. is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-120659) filed November 22, 2004, Exhibit 10.15.
10.12 Warrant to Purchase the Company's common stock issued in the name of Sterne, Agee & Leach, Inc. is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-120659) filed November 22, 2004,
                  Exhibit 10.16.
10.13 Agreement dated April 12, 2005 between the Company and EBS Oil and Gas Partners Production Company, L.P. is incorporated herein by reference from the Company's Current Report on Form 8-K (SEC File No. 0-49837) filed with the
                  SEC on April 22, 2005, Exhibit 10.01
10.14             Agreement dated May 3, 2005 between the Company and Sean J.
                  Austin is incorporated herein by reference from the Company's Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on May 19, 2005, Exhibit 10.01

10.15 Employment Agreement dated December 8, 2005 between the Company and Douglas G. Manner is incorporated herein by reference from the Company's Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on December 8, 2005, Exhibit 10.01
23.01             Consent of Malone & Bailey, PC - filed herewith
23.02             Consent of LaRoche Petroleum Consultants, Ltd. -filed herewith
31.1              Sarbanes Oxley Section 302 Certification
32.1              Sarbanes Oxley Section 906 Certification
99.01 The Company's Year 2004 Consultant Compensation Plan (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (SEC File No. 333-114686) filed April 21, 2004.
99.02             The Company's Year 2004 Director Stock Plan (filed as Exhibit
                  4.2 to the Company's Registration Statement on Form
                  S-8 (SEC File No. 333-124890) filed May 13, 2005.

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

                           The Registrant filed a Current Report on Form 8-K on
                  December 5, 2005 reporting on the entry into a purchase and sale agreement regarding the purchase of all of the outstanding equity interests in EBS Oil and Gas Partners Production Company, L.P. and its affiliates.

                           The Registrant filed a Current Report on Form 8-K on
                  December 8, 2005 reporting on the election and employment of Douglas G. Manner as the Company's Chief Operating Officer.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Malone & Bailey, PC, Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal years ended December 31, 2004 and December 31, 2005. Malone & Bailey, PC has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

         Malone & Bailey, PC was paid aggregate fees of approximately $13,745 for the fiscal year ended December 31, 2004 and approximately $51,267 for the fiscal year ended December 31, 2005 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10-QSB during these fiscal years.

Audit-Related Fees

         Malone & Bailey, PC was not paid any additional fees for the fiscal year ended December 31, 2004 and December 31, 2005 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

         Malone & Bailey, PC was paid aggregate fees of approximately $2,080 for the fiscal year ended December 31, 2004 and approximately $3,500 for the fiscal year ended December 31, 2005 for professional services rendered for tax compliance, tax advice and tax planning.

Other Fees

         Malone & Bailey, PC was paid no other fees for professional services during the fiscal years ended December 31, 2004 and December 31, 2005.

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

                           WESTSIDE ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations and organization

Westside Energy Corporation ("Westside") (formerly EvenTemp Corporation) was incorporated in Nevada on November 30, 1995. EvenTemp operated an auto repairand accessory business. This business ceased operating in August 1999. The name of the company was changed to Westside Energy Corporation in March 2004.

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

Loss per share

Basic and diluted net loss per share calculations are calculated on the basis of he weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Westside had losses in 2005 and 2004. Basic and diluted loss per share is the same due to the absence of common stock equivalents.

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
                                                                         ======

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Westside Energy Corporation has duly caused this annual report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

June 22, 2006                       WESTSIDE ENERGY CORPORATION

                                    By: /s/ Jimmy D. Wright
                                        Jimmy D. Wright,
                                        President

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Westside Energy Corporation has duly caused this annual report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

June 22, 2006                            WESTSIDE ENERGY CORPORATION

                                            By: /s/ Jimmy D. Wright
                                            Jimmy D. Wright,
                                            President