Form 10QSB
period 2006-06-30
WESTSIDE ENERGY CORP
filed 2006-08-21
CIK 1024109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly  period ended: June 30, 2006

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


The number of shares of common stock, $.01 par value, outstanding as of August 18, 2006: 21,460,935 shares

Transitional Small Business Disclosure Format (check one):   Yes ___   No  X

                           WESTSIDE ENERGY CORPORATION
                           PERIOD ENDED JUNE 30, 2006

                                      INDEX

PART I.  FINANCIAL INFORMATION                                           Page

         ITEM 1.  FINANCIAL STATEMENTS

         Financial statements of Westside Energy Corporation:

             Consolidated balance sheets as of June 30, 2006
                and December 31, 2005                                      3

             Consolidated statements of operations for the three
                months and six months ended June 30, 2006 and
                June 30, 2005                                              4

             Consolidated statements of cash flows for the six
                months ended June 30, 2006 and June 30, 2005               5

             Notes to consolidated financial statements                    6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                    14

         ITEM 3.  CONTROLS AND PROCEDURES                                 21

PART II. OTHER INFORMATION

         ITEM 1.   LEGAL PROCEEDINGS                                      22

         ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITES
                   AND USE OF PROCEEDS                                    22

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                       23

                        (a) Exhibits
                        (b) Reports on Form 8-K

SIGNATURE                                                                 24

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           WESTSIDE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                               June 30,         December 31,
                                                 2006              2005
                                              ----------        ----------
ASSETS

Current Assets
  Cash                                       $   2,413,252       $   604,411
  Certificate of deposit and escrow account         27,887            27,693
  Marketable securities                            500,000         1,050,000
  Accounts receivable                            5,351,985           492,349
  Prepaid assets                                   136,578             1,770
  Deferred acquisition charges                           -           289,367
  Deferred financing costs, net of
    accumulated amortization of $20,691            161,659                 -
                                                -----------       -----------
Total current assets                             8,591,361         2,465,590

Oil & gas properties, using successful
 efforts accounting
  Proved properties                             23,577,046         8,513,598
  Unproved properties                           11,810,257         4,282,036
  Accumulated depreciation, depletion,
    amortization & impairment                   (3,001,684)       (1,293,895)
                                                -----------       -----------
Net oil & gas properties                        32,385,619        11,501,739

Loan receivable from EBS                                 -         4,100,000
Property and equipment, net of
      accumulated depreciation of $111,497         136,516                 -
                                                -----------       -----------
TOTAL ASSETS                                   $41,113,496      $ 18,067,329
                                               ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and
      accrued expenses                         $11,598,916      $    529,446
    Derivative liability                            55,712                 -
Short term portion of debt                       2,187,134                 -
                                               -----------       -----------
Total current liabilities                       13,841,762           529,446

Non-current liabilities
    Asset retirement obligations                   101,769            27,880
    Long term portion of debt                    2,673,164                 -
                                               -----------       -----------
TOTAL LIABILITIES                               16,616,695           557,326
                                               -----------       -----------
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000
  shares authorized, none issued and
  outstanding                                            -                 -
Common stock, $.01 par value, 50,000,000
  shares authorized, 21,150,935 and
  17,376,745 shares issued and outstanding         211,509           173,767
Additional paid in capital                      34,064,114        22,913,214
Deferred compensation                             (535,297)         (176,312)
Accumulated other comprehensive loss               (55,712)                -
Accumulated deficit                             (9,187,813)       (5,400,666)
                                               -----------       -----------
TOTAL STOCKHOLDERS' EQUITY                      24,496,801        17,510,003
                                               -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 41,113,496      $ 18,067,329
                                              ============      ============

                           WESTSIDE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

              Three Months Ended June 30, Six Months Ended June 30,

                                2006         2005         2006         2005
                             ---------    ---------    ----------    --------
Revenues
  Oil and gas sales          $ 700,849     $ 49,245    $1,053,250    $121,221


Expenses
  Production                   312,307       39,194       523,409      47,855
  Exploration                      (65)     337,627             -     337,627

  General and administrative 1,809,805      468,488     3,252,207     832,758

  Depreciation, depletion,
    and amortization           758,203       44,048       972,431      95,045
  Impairment                         -            -             -     185,335
                             ---------   ----------    ----------    --------
Total Expenses               2,880,250      889,357     4,748,047   1,498,620
                             ---------   ----------    ----------   ---------

Loss from Operations        (2,179,401)    (840,112)   (3,694,797) (1,377,399)


Other Income (Expense)
  Interest income               59,447       90,019       136,301     169,755
  Interest expense            (187,850)           -      (228,643)          -
                             ---------     --------    ----------   ---------
Total Other Income (Expense)  (128,403)      90,019       (92,342)    169,755
                             ---------     --------    ----------   ---------

Net Loss                   $(2,307,804)   $(750,093)  $(3,787,139)$(1,207,644)
                           ============   ==========  ============ ===========

Basic and diluted loss
    per common share       $     (0.11)   $   (0.04)  $     (0.18) $   (0.07)
Weighted average common
    shares outstanding      20,877,154   17,270,371    20,646,336 17,178,295

                           WESTSIDE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                   Six months ended June 30,
                                                     2006             2005
                                                  ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                        $ (3,787,139)    $ (1,207,644)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
      Stock issued for services                      514,452          167,441
      Impairment                                           -          185,335
      Depreciation, depletion and amortization       972,431           95,045
      Amortization of discount on note payable        62,159                -
      Amortization of deferred financing costs        20,691                -
      Changes in:
        Accounts receivable                        2,276,625          (12,914)
        Advances to operators                              -         (889,990)
        Prepaid assets                              (566,994)          16,364
    Accounts payable and accrued expenses         (2,027,938)         396,878
                                                  ----------       ----------
NET CASH USED IN OPERATING ACTIVITIES             (2,535,713)      (1,249,485)
                                                  ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Cash acquired on acquisition of EBS              955,774                -
    Advances to EBS                               (3,644,754)               -
Purchase of marketable securities                          -       (3,450,081)
Proceeds from sale of marketable securities          550,000          125,000
    Purchase of office equipment                     (37,688)         (25,506)
    Capital expenditures for oil and gas
      properties                                  (8,754,122)      (3,587,999)
                                                  ----------       ----------
NET CASH USED IN INVESTING ACTIVITIES            (10,930,790)      (6,938,586)
                                                  ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                        5,210,000                -
Payments for fundraising                                   -           (2,121)
Proceeds from sale of common stock, net           10,295,205          225,000
Payments on note                                    (229,861)               -
                                                  ----------       ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES         15,275,344          222,879
                                                  ----------       ----------
NET CHANGE IN CASH                                 1,808,841       (7,965,192)

CASH BALANCES
    -Beginning of period                             604,411       15,995,691
                                                  ----------       ----------
    -End of period                               $ 2,413,252       $8,030,499
                                                  ==========      ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                    $   183,129                -
Taxes paid                                                 -                -


NON-CASH DISCLOSURES:
Discount on note payable                         $   182,000       $        -
Change in derivative liability                       (55,712)               -
Deferred stock compensation                          837,875                -
Stock issued for debt                                 20,000                -
Unrealized loss on marketable securities                   -              (81)
Stock issued for deferred compensation                     -          249,781

                           WESTSIDE ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Westside Energy Corporation ("Westside"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Westside's latest annual report filed with the SEC on Form 10-KSB, as amended. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2005, as reported in the 10-KSB, as amended, have been omitted.

The consolidated financial statements include the accounts of Westside and its wholly-owned subsidiaries from March 15, 2006, the date of the acquisition of EBS discussed in Note 7. Significant inter-company accounts and transactions have been eliminated.


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


NOTE 3 - CONCENTRATION OF RISK

At June 30, 2006, Westside's cash in financial institutions exceeded the federally insured deposits limit by $1,831,470. An investment of $376,490 in a reverse repurchase agreement is included in cash and cash equivalents at June 30, 2006. The collateral for this investment consisted of a collateralized mortgage obligation with a market value of approximately $389,681.

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

Based on the above, management has determined that the swaps qualify for cash-flow hedge accounting treatment. For the period ended June 30, 2006, Westside recognized a derivative liability of $55,712 with the change in fair value reflected in other comprehensive loss.

NOTE 5 - DEBT

On March 15, 2006, Westside entered into a $45 million three-year Advancing Term Credit Agreement (the "Credit Agreement")with GasRock Capital,LLC (GasRock) as lender. The Credit Agreement provides the terms under which GasRock will make available to the Company a senior secured revolving credit facility in an aggregate amount of up to $45 million. Borrowing under the Credit Agreement may be used for the following purposes:

         1. Up to $9.5 million may be used for closing costs pertaining to the purchase of EBS, for approved drilling and for pipeline expansion.

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

As of June 30, 2006, Westside has borrowed an aggregate of $5,210,000. In association with this debt, a 3.5% fee is paid to a third party per terms of a financial services agreement. The fee totaled $182,350 and has been capitalized as deferred financing costs. The deferred financing costs will be amortized over the life of the debt using the effective interest method. As of June 30, 2006, $20,691 has been amortized. In addition to the deferred financing costs, $154,200 was paid in fees to the lender. These fees were recorded as a discount to the note payable and are being amortized over the life of the note using the effective interest method. As of June 30, 2006, $62,159 of the discount has been amortized.

On July 12, 2006, Westside borrowed an additional $4.6 million under the credit agreement to fund additional drilling activities.

NOTE 6 - EQUITY

Westside had the following transactions for the quarter ended June 30, 2006:

        o Westside issued 9,327 common shares for services to a contractor and two directors valued at $32,104.

        o  45,000 warrants were exercised for proceeds of $112,500.

        o  20,000 common shares were issued for stock payable of $50,000.

        o 179,972 common shares were purchased by two officers in a private offering for proceeds of $566,912.

        o 225,000 common shares were issued to an officer as deferred compensation. The shares vest over two years. $391,952 of deferred compensation related to the issuance was amortized for the six month period ended June 30, 2006.


NOTE 7 - PURCHASE OF EBS OIL AND GAS PARTNERS PRODUCTION COMPANY, L.P.

On March 15, 2006, Westside acquired EBS Oil and Gas Partners Production Company, L.P. and EBS Oil and Gas Partners Operating Company, L.P. (collectively "EBS"). The acquired EBS assets consist (in part) of rights in approximately 9,837 gross acres. In addition, EBS owns an approximately one-sixth interest in Tri-County Gathering, a pipeline system (operated by Cimmarron Gathering, LLP) that is the primary transporter of gas sold by EBS in the Barnett Shale area. This pipeline is comprised of approximately 14 miles of gathering lines and three compression stations with approximately 2,500 horsepower of compression with pipeline capacity of approximately 20 million cubic feet per day. The statement of operations reflects EBS' operations for the period from March 15, 2006 to June 30, 2006.

The purchase price for the Equity Interests consisted of an initial purchase price paid at closing (the "Initial Purchase Price") and additional consideration to be paid after closing (the "Additional Consideration"). The Initial Purchase Price was set at $9,804,839, subject to certain adjustments. The adjustments included a reduction in the Initial Purchase Price for all debt owed by EBS, including (a) indebtedness in the approximate amount of $5,850,000 owed by EBS to Westside, and (b) indebtedness in the approximate amount of $1,600,000 owed by EBS to a third party. After making adjustments, Westside paid in cash at the closing approximately $151,000 to the Class B partners of EBS and an EBS payable in the amount of approximately $294,000, and Westside received a credit in the approximate amount of $1,700,000 against the future payment of the Additional Consideration discussed below. Funding for the cash paid at the closing and the retirement of the Third Party Loan was provided from Westside's available cash and by GasRock Capital, LLC ("GasRock") pursuant to an Advancing Term Credit Agreement (the "Credit Agreement"). Funding for the cash portion of the Additional Consideration will be provided by GasRock pursuant to the Credit Agreement.

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

                           WESTSIDE ENERGY CORPORATION
                        PRO FORMA STATEMENT OF OPERATIONS
                        Six Months Ended June 30, 2006
                                   (unaudited)



                                                        Pro Forma
                               Westside         EBS     Adjustments  Pro Forma
                             ----------     ---------   -----------  -----------
Revenues
  Oil and gas sales        $  1,053,250      $668,812   $         - $ 1,722,062

Expenses
  Production                    523,409        92,671             -     616,080
  General and administrative  3,252,207       434,163             -   3,686,370
  Depreciation, depletion,
    and amortization            972,431       145,642             -   1,118,073
                             ----------     ---------    ---------- -----------
Total Expenses                4,748,047       672,476             -   5,420,523
                             ----------     ---------    ---------- -----------
Loss from Operations         (3,694,797)       (3,664)            -  (3,698,461)

Other Income (Expense)
   Interest income              136,301             -             -     136,301
   Interest expense            (228,643)      (36,200)            -    (264,843)
                             ----------     ---------    ---------- -----------
Total Other Income (Expense)    (92,342)      (36,200)            -    (128,542)
                             ----------     ---------    ---------- -----------
     NET LOSS               $(3,787,139)   $  (39,864)   $        - $(3,827,003)
                            ===========    ===========   ========== ===========

Basic and diluted loss
    per common share            $ (0.18)                                 $(0.19)
Weighted average common
    shares outstanding       20,646,336                              20,646,336

                           WESTSIDE ENERGY CORPORATION
                        PRO FORMA STATEMENT OF OPERATIONS
                         Six Months Ended June 30, 2005
                                   (unaudited)



                                                                     Pro Forma
                             Westside         EBS      Adjustments   Pro Forma
                            ----------     ---------   -----------  -----------
Revenues
  Oil and gas sales        $   121,221      $715,123   $        -   $  836,344

Expenses
  Production                    47,855        84,711            -      132,566
  Exploration                  337,627             -            -      337,627
  General and administrative   832,758     1,373,059            -    2,205,817
  Depreciation, depletion,
    and amortization            95,045       251,620            -      346,665
  Impairment                   185,335             -            -      185,335
                            ----------     ---------  -----------  -----------
Total Expenses               1,498,620     1,709,390            -    3,208,010
                            ----------     ---------  -----------  -----------
Loss from Operations        (1,377,399)     (994,267)           -   (2,371,666)

Other Income (Expense)
   Interest income             169,755             -            -      169,755
   Interest expense                  -      (178,885)           -     (178,885)
   Other income                      -       441,848            -      441,843
                            ----------     ---------  -----------  -----------
Total Other Income (Expense)   169,755       262,958            -      432,713
                            ----------     ---------  -----------  -----------
     NET LOSS             $ (1,207,644)  $  (731,309) $         - $ (1,938,953)
                          ============   ===========  =========== ============

Basic and diluted loss
    per common share           $ (0.07)                                $ (0.11)
Weighted average common
    shares outstanding      17,178,295                              17,178,295

                           WESTSIDE ENERGY CORPORATION
                        PRO FORMA STATEMENT OF OPERATIONS
                        Three Months Ended June 30, 2005
                                   (unaudited)



                                                      Pro Forma
                             Westside        EBS      Adjustments   Pro Forma
                            ----------   ---------    -----------  -----------
Revenues
  Oil and gas sales        $   49,245     $403,914    $         -   $  453,159

Expenses
  Production                   39,194       49,134              -       88,328
  Exploration                 337,627            -              -      337,627
  General and administrative  468,488      904,063              -    1,372,551
  Depreciation, depletion,
    and amortization           44,048      120,114              -      164,162
                           ----------    ---------    -----------  -----------
Total Expenses                889,357    1,073,311              -    1,962,668
                           ----------    ---------    -----------  -----------
Loss from Operations        (840,112)     (669,397)             -   (1,509,509)

Other Income (Expense)
   Interest income            90,019             -              -       90,019
   Interest expense                -      (133,055)             -     (133,055)
   Other income                    -       428,843              -      428,843
                           ----------    ---------    -----------  -----------
Total Other Income (Expense)  90,019       295,788              -      385,807
                           ----------    ---------    -----------  -----------
     NET LOSS             $ (750,093)  $  (373,609)   $         -  $(1,123,702)
                          ==========   ===========    ===========  ===========

Basic and diluted loss
    per common share         $ (0.04)                                  $ (0.07)
Weighted average common
    shares outstanding    17,270,371                                17,270,271

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

                                     General
                                     -------

         Westside Energy Corporation, f/n/a "Eventemp Corporation" (the "Company"), was incorporated on November 30, 1995 under the laws of the State of Nevada. In February 2004, the Company decided to focus its efforts on the acquisition of attractive crude oil and natural gas prospects, and the exploration, development and production of oil and natural gas on these prospects. For several years prior to February 2004, the Company had been dormant from a business perspective. The Company is focusing its efforts initially in the State of Texas, particularly in the Barnett Shale play located in the north central part of the state of Texas. The Company's major emphasis is participation in the oil and gas segment, acquiring interests in producing oil and gas properties, acquiring interests in undeveloped acreage, and participating in drilling operations. The Company's principal products are crude oil and natural gas. The Company is engaged in a broad range of activities associated with the oil and gas business in an effort to develop oil and gas reserves. With the assistance of the Company's management, independent contractors retained from time to time by the Company, and, to a lesser extent, unsolicited submissions, the Company intends to identify prospects that it believes are suitable for acquisition and drilling. There can be no assurance that the Company will be successful in its exploration, exploitation, development and production activities. The oil and gas business involves numerous risks, the principal ones of which are described in the section captioned "RISK FACTORS" in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2005, as amended.

         As of the end of the period covered by this Report, the Company had acquired a total leased acreage position of 74,523 gross acres and 65,999 net acres in various Texas counties in the Barnett Shale, including Denton, Cooke, Montague, Hill, Ellis, Hamilton, Comanche and Mills Counties. As of the end of the period covered by this Report, all of this acreage (other than 2,740 gross acres and 668 net acres) is "undeveloped acreage," which the U.S. Securities and Exchange Commission (the "Commission") defines as "lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves." Of the Company's acreage, 2,740 gross acres and 668 net acres are regarded as "developed" acreage. During the period covered by this Report, two additional North Program area vertical wells were drilled to their targeted depths and five wells were completed. Of the completed wells, three have been turned to sales and the remaining two are currently flowing back completion fluids. As of the end of the second quarter 2006, the Company owned interests in 62 gross and 14.1 net wells. A net of 8.8 wells are currently on production and the other 5.3 net wells are non-producing, waiting on completion or pipeline hook-up.

         Subsequent to the end of the period covered by this Report, on July 13, 2006, the Company entered into a joint exploration agreement (the "Agreement") with Forest Oil Corporation. The Agreement has an effective date of June 26, 2006 and has a term of three years. The Agreement also contains provisions regarding the following:

1. (a) The Company's future assignment to Forest of a 50% interest in approximately 8,568 gross and 6,798.48 net leased acres in Hill County, Texas held by the Company (the "Company's Acreage") with an associated net revenue interest of not less than 80%, (b) the Company's future assignment to Forest of a 50% interest in certain pipelines and other facilities, rights-of-way, a 3-D seismic survey, and other assets owned by the Company within or relating to the area in which the Company's Acreage is located, and (c) Forest's assignment to the Company of a 50% interest in approximately 8,569 gross and 6,899 net leased acres in Hill County, Texas held by Forest ("Forest's Acreage") with an associated net revenue interest of not less than 80%.

2. The Company's and Forest's participation in the drilling of an initial well through completion on a mutually agreeable location on the Company's Acreage. The drilling of the initial well has commenced, with the Company serving as operator.

3. The Company's service as operator with respect to all other wells drilled on the Company's Acreage, and Forest's service as operator with respect to all other wells drilled on Forest's Acreage.

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

                              Results of Operations
                              ---------------------

         Financial results for the quarter and half-year ended June 30, 2006 are not directly comparable to financial results for the equivalent periods ended June 30, 2005. During the first half of 2005, the Company had limited operations consisting of the Company's first operated well (the Lucille Pruett #1), which was completed during November 2004, and three marginal non-operated wells that were sold in the fourth quarter of 2005. By the beginning of 2006, the Company had greatly expanded its operations compared to 2005, and the completion of the EBS acquisition during the first quarter of 2006 greatly affected the financial results for the second quarter and first half of 2006 compared to the financial results for the equivalent periods of 2005.

Quarter Ended June 30, 2006 Compared to the Quarter Ended June 30, 2005
-----------------------------------------------------------------------

         Revenues from sales of oil and natural gas were $700,849 in the second quarter of 2006 as compared to $49,245 in the second quarter of 2005. This increase in revenues reflects the impact of higher sales volumes for both oil and gas, and higher oil sales prices. Oil sales volumes increased from an average of two to 28 barrels per day, and average oil sales prices increased from $52.61 to $61.04 per barrel. Natural gas sales increased from an average of 80 to 852 thousand cubic feet (MCF) per day while average natural gas sales prices sales decreased from $6.25to $5.55 per MCF.

         Operating expenses increased from $889,357 in the second quarter of 2005 to $2,880,250 for the second quarter of 2006. This significant increase reflects the impact on expenses of higher oil and gas sales volumes in the second quarter of 2006 and increases in staff post the second quarter of 2005. Production expenses were $312,307 in the second quarter of 2006 as compared to $39,194 in the second quarter of 2005, reflecting increased production operations activity associated with the increase in production volumes as well as higher oil and gas severance taxes due to both higher volumes and higher oil prices. Exploration expenses in the second quarter of 2005 of $337,627 were for the three-dimensional seismic acquisition program conducted in that period. General and administrative expenses increased from $468,488 in the second quarter of 2005 to $1,809,805 in the second quarter of 2006. $461,918 of this increase was the result of the expense recorded in the 2006 period for the sign-on, common stock bonus for the Company's recently hired Chief Executive Officer and performance common stock bonuses for the Company's Chief Executive Officer and Chief Financial Officer. The remaining $879,399 increase in general and administrative expenses reflects salaries for additional staff (both the two positions discussed above as well as other staff added as a result of the closing of the EBS acquisition in the first quarter of 2006) and additional overhead costs resulting from a substantial increase in business support activities.

         Depreciation, depletion and amortization costs increased from $44,048 in the second quarter of 2005 to $758,203 in the second quarter of 2006 reflecting the impact of the substantial increase in volumes of oil and natural gas produced and sold and the expensing of capitalized costs on a units-of-production basis. The pipeline acquired in the EBS transaction is depreciated on a straight-line basis.

         As a result of the above described revenues and expenses, the Company incurred an operating loss of $2,179,401 in the second quarter of 2006 as compared to an operating loss of $840,112 in the second quarter of 2005.

         Other income and expense items in the second quarter of 2006 included $59,447 in interest income and $187,850 in interest expense. The second quarter of 2005 results included $90,019 in interest income and had no interest expense. Interest expense increased substantially as a result of the initial draw against the GasRock credit facility in March 2006.

         The Company incurred a net loss of $2,307,804, or $.11 per share, for the quarter ended June 30, 2006 as compared to a net loss of $750,093, or $.04 per share, for the quarter ended June 30, 2005.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005
-----------------------------------------------------------------------------

         Revenues from sales of oil and natural gas were $1,053,250 in the first half of 2006 as compared to $121,221 in the first half of 2005. This increase in revenues reflects the impact of higher sales volumes for both oil and gas, and higher oil sales prices. Oil sales volumes increased from an average of two to 27 barrels per day, and average oil sales prices increased from $49.06 to $60.52 per barrel. Natural gas sales increased from an average of 96 to 660 thousand cubic feet (MCF) per day while average natural gas sales prices sales decreased slightly from $5.85 to $5.57 per MCF.

         Operating expenses increased from $1,498,620 in the first half of 2005 to $4,748,047 for the first half of 2006. This significant increase reflects the impact on expenses of higher oil and gas sales volumes in the first half of 2006 and increases in staff. Production expenses were $523,409 in the first half of 2006 as compared to $47,855 in the first half of 2005, reflecting increased production operations activity associated with the increase in production volumes as well as higher oil and gas severance taxes due to both higher volumes and higher oil prices. Exploration expenses in the first half of 2005 of $337,627 were for the three-dimensional seismic acquisition program conducted in that period. General and administrative expenses increased from $832,758 in the first half of 2005 to $3,252,207 in the first half of 2006. $1,210,788 of this increase was the result of the expense recorded in the 2006 period for the sign-on, common stock bonus for the Company's recently hired Chief Executive Officer and performance common stock bonuses for the Company's Chief Executive Officer and Chief Financial Officer. The remaining $1,208,661 increase in general and administrative expenses reflects salaries for additional staff (both the two positions discussed above as well as other staff added as a result of the closing of the EBS acquisition in the first quarter of 2006) and additional overhead costs resulting from a substantial increase in business support activities.

         Depreciation, depletion and amortization costs increased from $95,045 in the first half of 2005 to $972,431 in the first half of 2006 reflecting the impact of the substantial increase in volumes of oil and natural gas produced and sold and the expensing of capitalized costs on a units-of-production basis. The pipeline acquired in the EBS transaction is depreciated on a straight-line basis.

         As a result of the above described revenues and expenses, the Company incurred an operating loss of $3,694,797 in the first half of 2006 as compared to an operating loss of $1,377,399 in the first half of 2005.

         Other income and expense items in the first half of 2006 included $136,301 in interest income and $228,643 in interest expense. The first half of 2005 results included $169,755 in interest income and had no interest expense. Interest expense increased substantially as a result of the initial draw against the GasRock credit facility in March 2006.

         The Company incurred a net loss of $3,787,139, or $.18 per share, for the half-year ended June 30, 2006 as compared to a net loss of $1,207,644, or $.07 per share, for the half-year ended June 30, 2005.

                         Liquidity and Capital Resources
                         -------------------------------

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

            Since November 2004, the Company has undertaken two larger private placements. On November 2, 2004, the Company completed the private placement of an aggregate of 10,000,000 shares of its common stock, $.01 par value, at a price of $2.00 per share. The cash offering resulted in $20 million in gross proceeds and approximately $18.5 million in net proceeds to the Company after deducting placement-related costs. The shares were issued to a total of 50 investors, all of whom were accredited. On January 9, 2006, the Company completed the private placement of an aggregate of 3,278,000 shares of its common stock at a price of $3.15 per share. This cash offering resulted in $10,325,700 in gross proceeds and approximately $9.5 million in net proceeds to the Company after deducting placement-related costs. The shares were issued to a total of 27 investors, all of whom were accredited. In addition, during May, June and July of 2006, the Company raised approximately $1.29 million dollars from (a) the issuance and sale of 290,000 shares of the Company's common stock at a per-share price of $2.50 to a total of 16 persons who exercised warrants issued during the second quarter of 2004 (all such warrants now having been exercised or expired), and (b) the issuance and sale of 179,972 shares of the Company's common at a per-share price $3.15 to two company executives.

            On March 15, 2006, the Company, as borrower, entered into a $45 million three-year Advancing Term Credit Agreement (the "Credit Agreement") with GasRock Capital LLC ("GasRock"), as lender. The Credit Agreement provides the terms under which GasRock will make available to the Company a senior secured revolving credit facility in an aggregate amount of up to $45 million. Borrowings under the Credit Agreement may be used for the following purposes:

            1. Up to $9.5 million may be used for closing costs pertaining to the EBS transaction, for approved drilling and for pipeline expansion.

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

In connection with the acquisition of the Equity Interests, the Company borrowed $5.4 million under the Credit Agreement for the payment of cash at closing, the retirement of a third party loan in the approximate amount of $1.6 million, the reimbursement of costs associated with previous drilling, and future development drilling. An additional $4.6 million was borrowed under the Credit Agreement on July 12, 2006 to fund additional drilling activities.

         GasRock's commitments under the Credit Agreement will terminate on March 14, 2009, unless terminated earlier by the Company upon repayment of all outstanding amounts or by GasRock upon an event of default. To secure the Company's obligations under the Credit Agreement, the Company granted a security interest in all of its assets in favor of GasRock. Amounts outstanding under the Credit Agreement will bear interest at an annual rate equal to the greater of
(a) twelve percent (12.0%) or (b) the one-month London interbank offered rate (LIBOR), plus 6.50%. Eighty-five percent (85.0%) of monthly revenue from oil & gas production and commodity hedging, net of production operations related costs, will be applied to the repayment of the indebtedness under the Credit Agreement, subject to the limited ability of the Company to remit less than 85% and to retain more than 15% of monthly net revenue to cover the Company's overhead. The Company will also pay a facility fee equal to 2.0% of all advances, with the amount of such fee not paid at the time of the advance but added to the outstanding principal balance and amortized in accordance with the terms of the Credit Agreement. In consideration of GasRock providing the financing under the Credit Agreement, GasRock will receive a one percent (1.0%) overriding royalty interest (proportionately reduced to the Company's working interest) in each producing well and lease within the Company as of the date of the execution of the Credit Agreement. GasRock will also receive a one percent (1.0%) overriding royalty interest (proportionately reduced to the Company's working interest) in each producing well, each lease and any related unit (as defined in the Credit Agreement) acquired during the term of the Credit Agreement if the Company uses advances under the Credit Agreement to acquire same. GasRock will also receive a one and one-half percent (1.5%) overriding royalty interest (proportionately reduced to the Company's working interest) in each well and related unit (as defined in the Credit Agreement) if the Company uses advances under the Credit Agreement to develop same. The Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants (including a maximum leverage ratio), and customary events of default.

         In addition to the security interest in favor of GasRock, the Credit Agreement requires hedging for a substantial portion of the Company's reserves. As of the end of the second quarter of 2006, the Company had entered into swap contracts covering 75% of the projected production from the Company's proved, developed, producing reserves estimated as of December 31, 2005 based on a report prepared by LaRoche Petroleum Consultants, Ltd., a third party engineering firm. The prices for the swap contracts were $8.05 per MMBTU for natural gas and $66.15 per barrel for crude oil.

         The following list contains information as to the Company's financial position as of June 30, 2006.

       * The Company had cash, cash equivalents and marketable securities totaling $2.9 million.
       * The Company's accounts receivable were $5.4 million.
       * The Company's current assets were $8.6 million and current liabilities were $13.8 million.
       * Of the $45.0 million available to Westside under the Credit Agreement, approximately $40 million of the facility remained undrawn.

         Subsequent to the end of the second quarter of 2006, on July 12, 2006, an additional $4.6 million was borrowed under the Credit Agreement to fund additional drilling activities.

          Management believes that the Company will have sufficient funds available to pursue its business plan for the next 12 months. The principal sources of these funds are expected to be the proceeds from the January 9, 2006 private placement of 3,278,000 shares, draws on the Credit Agreement, and the Company's anticipated cash flow from operations. Management's belief is predicated on the assumption that the Company's exploration efforts prove up reserves in accordance with management's expectations and that funds remain available under the Credit Agreement. There can be no assurance that either of these events will occur. If for any reason the Company fails to have sufficient funds from the preceding sources, it would be forced to identify alternative sources of capital or to modify its business plan. There can be no assurance that the Company would find such sources of capital. If required alternative financing is not available on acceptable terms, the Company would be forced to pursue a less ambitious plan, which could materially and adversely affect its business and financial condition.

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

                   Critical Accounting Policies and Estimates
                   ------------------------------------------

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

Revenue Recognition

            We record oil and gas revenues following the entitlement method of accounting for production, in which any excess amount received above our share is treated as a liability. If less than our share is received, the underproduction is recorded as an asset. We did not have an imbalance position in terms of volumes or values at June 30, 2006.

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

                           Forward-Looking Statements

         Statements in the preceding discussion relating to future plans, projections, events, or conditions are forward-looking statements. Actual results, including production growth and capital spending, could differ materially due to changes in long-term oil or gas prices or other changes in market conditions affecting the oil and gas industry; political events or disturbances; severe weather events; reservoir performance; changes in OPEC quotas; timely completion of development projects; changes in technical or operating conditions; and other factors including those discussed herein and in the section captioned "Risk Factors" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, as amended.

ITEM 3.  CONTROLS AND PROCEDURES

         The Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The Company's internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) have improved significantly during the last 18 months. The improvements include the expansion of the Board of Director's on March 31, 2005 to include three independent directors, each of whom was appointed a member of the Audit Committee, and the addition to staff of a Chief Financial Officer /Principal Accounting Officer and a Controller. Systems improvements include the installation of a more robust accounting system specifically designed to meet the needs of an oil and gas company. The Audit Committee members were actively involved in reviews of the financial statements for each of the quarters in 2005 and the first two quarters in 2006. The Chairman of the Audit Committee met with the Company's independent auditors in May 2005, and the independent auditors met with the full Audit Committee on March 28, 2006. The addition of a Chief Financial Officer has allowed the Company to enhance controls over the authorization, recording, processing and reporting of transactions. Additional accounting staff, including a Controller, joined the Company as a result of the EBS transaction, enhancing the Company's ability to segregate duties and improve our internal controls. Management does not expect that the Company's disclosure controls and procedures will prevent or detect all errors or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, but not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is currently involved in several pending legal proceedings. The Company believes that each of the proceedings in which it is involved is routine and arose in the normal course of business. In the future, the Company may become involved in various legal proceedings from time to time, either as a plaintiff or as a defendant, and either in or outside the normal course of business. The Company is not now in a position to determine when (if ever) such a legal proceeding may arise. If the Company ever becomes involved in a legal proceeding, the Company's financial condition, operations, or cash flows could be materially and adversely affected, depending on the facts and circumstances relating to such proceeding.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS.

         During June 2006, a total of 16 persons exercised warrants issued during the second quarter of 2004 to purchase an aggregate of 290,000 shares of the Company's common stock at a per-share price of $2.50. The issuances of the common stock are claimed to be exempt pursuant to Rule 506 of Regulation D under the Securities Act of 1933 (the "Act"). No advertising or general solicitation was employed in offering these securities. The offering and sale were made only to accredited investors, and subsequent transfers were restricted in accordance with the requirements of the Act.

         During May 2006, the Company sold 150,000 shares of its common at a price of $3.15 per share to Douglas G. Manner, a director and currently the Chief Executive Officer of the Company. In addition, during May 2006 the Company issued to Mr. Manner, as incentive compensation, 225,000 restricted shares (the majority of which are subject to the risk of forfeiture). Moreover, during May 2006, the Company sold 29,972 shares of its common at a price of $3.15 per share to Sean J. Austin, currently the Chief Financial Officer, Vice President and Corporate Controller of the Company. Because of Messrs. Manner's and Austin's positions with the Company, the issuances of these shares are claimed to be exempt pursuant to Section 4(2) of the Act.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                  (a) The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

 Exhibit
 Number     Description

 3.01       First Amendment to the Company's Amended and Restated Bylaws
23.01       Consent of LaRoche Petroleum Consultants, Ltd.
31.01       Certification pursuant to Rule 13a-14(a) of the Securities
            Exchange Act of 1934.
31.02 Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.01       Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.
32.02       Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

                  (b) Reports on Form 8-K

                  The Registrant filed Current Reports on Form 8-K on each of April 10, 2006, June 6, 2006 and June 8, 2006, pursuant to which Registrant filed copies of certain slides that the Registrant intended at those times to use in presentations to interested parties, including analysts and prospective investors and to post on the Registrant's Web site.

                  The Registrant filed a Current Report on Form 8-K/A on May 31, 2006 filing financial statements relating to Registrant's acquisition of EBS Oil and Gas Partners Production Company, L.P.

                  The Registrant filed a Current Report on Form 8-K on June 1, 2006 reporting on changes with regard to Registrant's management positions, an amendment to the Company's Amended and Restated Bylaws, and the scheduled annual meeting of stockholders.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            WESTSIDE ENERGY CORPORATION
                            (Registrant)


                            By: /s/ Douglas G. Manner
                            Douglas G. Manner,
                            Chief Executive Officer
                            (Principal Executive Officer)


                            By: /s/ Sean J. Austin
                            Sean J. Austin,
                            Vice President and Chief Financial Officer
                            (Principal Financial Officer and
                            Principal Accounting Officer)



Dated: August 21, 2006