Form 10QSB
period 2006-09-30
WESTSIDE ENERGY CORP
filed 2006-11-20
CIK 1024109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _________

Commission file number: 0-49837

WESTSIDE ENERGY CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	88-0349241
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3131 Turtle Creek Blvd., Suite 1300, Dallas TX	75219
(Address of principal executive offices)	(Zip Code)

214/522-8990
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock, $.01 par value, outstanding as of November 16, 2006: 21,461,909 shares

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

WESTSIDE ENERGY CORPORATION
PERIOD ENDED SEPTEMBER 30, 2006

SIGNATURES

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

WESTSIDE ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2006	2005
ASSETS

Current Assets
Cash and cash equivalents	$ 6,909,949	$ 604,411
Certificate of deposit and escrow account	27,887	27,693
Marketable securities	475,000	1,050,000
Accounts receivable	2,724,981	492,349
Prepaid assets	66,024	1,770
Derivative asset	167,253	-
Deferred acquisition charges	-	289,367
Deferred financing costs, net of accumulated amortization of $16,610	315,890	-
Total current assets	10,686,984	2,465,590

Oil & gas properties, using successful efforts accounting
Proved properties	27,632,315	8,513,598
Unproved properties	9,920,984	4,282,036
Accumulated depreciation, depletion, amortization & impairment	(3,658,971)	(1,293,895)
Net oil & gas properties	33,894,328	11,501,739

Loan receivable from EBS	-	4,100,000
Property and equipment, net of accumulated depreciation of $136,886	166,504	-
TOTAL ASSETS	$44,747,816	$ 18,067,329
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$6,140,329	$ 529,446
Current portion of long-term debt	4,319,614	-
Total current liabilities	10,459,943	529,446

Non-current liabilities
Asset retirement obligations	102,542	27,880
Long term portion of debt	10,338,205	-

TOTAL LIABILITIES	20,900,690	557,326
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 50,000,000 shares authorized, 21,460,935 and 17,376,745 shares issued and outstanding	214,609	173,767
Additional paid in capital	34,848,846	22,913,214
Deferred compensation	(881,385)	(176,312)
Accumulated other comprehensive gain	167,253	-
Accumulated deficit	(10,502,197)	(5,400,666)
TOTAL STOCKHOLDERS’ EQUITY	23,847,126	17,510,003
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 44,747,816	$ 18,067,329

WESTSIDE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2006	2005	2006	2005
Revenues
Oil and gas sales	$ 1,752,816	$ 78,525	$2,806,066	$199,746

Expenses
Production	537,260	14,973	1,060,669	62,828
Exploration	-	13,383	-	351,010

General and administrative	1,654,651	410,682	4,986,858	1,243,440

Depreciation, depletion, and amortization	662,738	45,499	1,635,169	140,544
Impairment	-	-	-	185,335
Total Expenses	2,854,649	484,537	7,605,696	1,983,157

Loss from Operations	(1,101,833)	(406,012)	(4,796,630)	(1,783,411)

Other Income (Expense)
Interest income	42,414	85,934	178,723	255,689
Interest expense	(254,981)	-	(483,624)	-
Total Other Income (Expense)	(212,567)	85,934	(304,901)	255,689

Net Loss	$(1,314,400)	$(320,078)	$(5,101,531)	$(1,527,722)

Basic and diluted loss per common share	$ (0.06)	$ (0.02)	$ (0.24)	$ (0.09)
Weighted average common shares outstanding	21,233,957	17,376,165	20,899,406	17,245,220

WESTSIDE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended Sept. 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (5,101,539)	$ (1,527,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	168,363	205,164
Impairment	-	185,335
Depreciation, depletion and amortization	1,656,180	140,544
Amortization of discount on note payable	25,576	-
Amortization of deferred financing costs	16,610	-
Changes in:
Accounts receivable	4,903,617	(69,040)
Prepaid assets	(496,440)	(25,318)
Accounts payable and accrued expenses	(7,304,676)	632,213
NET CASH USED IN OPERATING ACTIVITIES	(6,132,109)	(458,824)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired on acquisition of EBS	955,774	-
Advances to EBS	(3,644,754)	-
Purchase of marketable securities	-	(3,575,098)
Proceeds from sale of marketable securities	575,000	125,000
Purchase of certificate of deposit	-	(25,000)
Purchase of office equipment	(71,986)	(25,506)
Capital expenditures for oil and gas properties	(10,920,188)	(6,246,365)
NET CASH USED IN INVESTING ACTIVITIES	(13,106,084)	(9,746,969)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, net of financing costs	14,888,500	-
Payments for fundraising	-	(2,121)
Proceeds from sale of common stock, net	11,083,046	225,000
Payments on note	(426,815)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	25,543,731	222,879
NET CHANGE IN CASH	6,305,538	(9,982,914)

CASH AND CASH EQUIVALENTS
-Beginning of period	604,411	15,995,691
-End of period	$ 6,909,949	$6,012,777

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$ 462,361	-
Taxes paid	-	-

NON-CASH DISCLOSURES:
Discount on note payable	$ 182,000	$ -
Change in derivative liability	222,965	-
Deferred stock compensation	705,073	291,490
Stock issued for debt	20,000	-
Unrealized loss on marketable securities	-	98
Stock issued for deferred compensation	-	291,480

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Westside Energy Corporation (“Westside”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Westside’s latest annual report filed with the SEC on Form 10-KSB, as amended. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2005, as reported in form 10-KSB, as amended, have been omitted.

The consolidated financial statements reflect the accounts of Westside, including its wholly-owned subsidiaries from March 15, 2006, the date of the acquisition of EBS discussed in Note 7. Significant inter-company accounts and transactions have been eliminated.

NOTE 2 - STOCK-BASED COMPENSATION

On January 1, 2006, Westside adopted SFAS No. 123(R), "Share-Based Payment”. SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Westside adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006.

Prior to 2006, Westside began issuing common stock to employees as compensation. Westside recorded as compensation expense the fair value of such shares as calculated pursuant to Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, recognized over the related service period. Westside has no option plans for its employees. Westside accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services”. For expensing purposes, the value of common stock issued to non-employees and consultants is determined based on the fair value of the services received or the fair value of the equity instruments issued, whichever value is more reliably measurable.

NOTE 3 - CONCENTRATION OF RISK

At September 30, 2006, Westside’s cash in financial institutions exceeded the federally insured deposits limit by $6,587,785. An investment of $626,962 in a reverse repurchase agreement is included in cash and cash equivalents at September 30, 2006. The collateral for this investment consisted of a collateralized mortgage obligation with a market value of approximately $641,197.

NOTE 4 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On March 17, 2006, Westside entered into swap agreements in order to provide a measure of stability to Westside’s cash flows due to volatile oil and gas prices and to manage the exposure to commodity price risk.

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of each derivative is recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. To make this determination, management formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives that are designated as cash-flow hedges to specific cash flows associated with assets and liabilities on the balance sheet or to specific forecasted transactions.

Westside also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items. A derivative that is highly effective and that is designated and qualifies as a cash-flow hedge has its changes in fair value recorded in other comprehensive income to the extent that the derivative is effective as a hedge. Any other changes determined to be ineffective do not qualify for cash-flow hedge accounting and are reported currently in earnings.

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

Based on the above, management has determined that the swaps qualify for cash-flow hedge accounting treatment. For the period ended September 30, 2006, Westside recognized a derivative asset of $167,253 with the change in fair value reflected in other comprehensive gain.

NOTE 5 - DEBT

On March 15, 2006, Westside entered into a $45 million four-year Advancing Term Credit Agreement (the “Credit Agreement”)with GasRock Capital,LLC (GasRock) as lender. The Credit Agreement provides the terms under which GasRock will make available to the Company a senior secured revolving credit facility in an aggregate amount of up to $45 million. Borrowing under the Credit Agreement may be used for the following purposes:

1. Up to $9.5 million may be used for closing costs pertaining to the purchase of EBS, for approved drilling and for pipeline expansion.

2. Approximately $1.0 million may be used in certain circumstances for Westside's overhead.

3. Up to an additional $34.5 million may be made available at later dates (subject to GasRock's approval) for additional exploitation of proved developed non-producing reserves, additional lender-approved drilling of new wells, lease acquisitions, pipeline expansion or seismic expenses.

GasRock's commitments under the Credit Agreement will terminate on March 14, 2010, unless terminated earlier by Westside upon repayment of all outstanding amounts or by GasRock upon an event of default. To secure Westside's obligations under the Credit Agreement, Westside granted a security interest in all of its assets in favor of GasRock. The Credit Agreement also requires hedging for a substantial portion of Westside's reserves. Amounts outstanding under the Credit Agreement will bear interest at an annual rate equal to the greater of (a) 12.0% or (b) the one-month London interbank offered rate (LIBOR), plus 6.50%. 85.0% of monthly revenue from oil & gas production and commodity hedging, net of production operations related costs, will be applied to the repayment of the indebtedness under the Credit Agreement, subject to the limited ability of Westside to remit less than 85% and to retain more than 15% of monthly net revenue to cover Westside's overhead. Westside will also pay a facility fee equal to 2.0% of all advances, with the amount of such fee not paid at the time of the advance but added to the outstanding principal balance and amortized in accordance with the terms of the Credit Agreement. In consideration of GasRock providing the financing under the Credit Agreement, GasRock will receive a 1.0% overriding royalty interest (proportionately reduced to Westside’s working interest) in each producing well and lease within Westside as of the date of the execution of the Credit Agreement. GasRock will also receive a 1.0% overriding royalty interest (proportionately reduced to Westside’s working interest) in each producing well and lease and related unit acquired during the term of the Credit Agreement if Westside uses advances under the Credit Agreement to acquire same. GasRock will also receive a 1.5% overriding royalty interest (proportionately reduced to Westside’s working interest) in each well and related unit if Westside uses advances under the Credit Agreement to develop same. The Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants (including a maximum leverage ratio), and customary events of default.

As of September 30, 2006, Westside has borrowed an aggregate of $15,524,400. In association with this debt, a fee was paid to a third party per terms of a financial services agreement. The fee totaled $332,500 and has been capitalized as deferred financing costs. The deferred financing costs will be amortized over the life of the debt using the effective interest method. As of September 30, 2006, $16,610 has been amortized. In addition to the deferred financing costs, $154,200 was paid in fees to the lender. These fees were recorded as a discount to the note payable and are being amortized over the life of the note using the effective interest method. As of September 30, 2006, $25,576 of the discount has been amortized.

NOTE 6 - EQUITY

Westside had the following equity transactions for the nine-month period ended September 30, 2006:

•	179,972 common shares were purchased by two officers in a private offering for proceeds of $566,912.
•
On January 9, 2006, Westside completed the private placement of $3,278,000 shares of common stock at a price of $3.15 per share. The cash offering resulted in $10,325,700 in gross proceeds and approximately $9.5 million in net proceeds to Westside after deducting placement -related costs.

•	Westside issued 22,915 common shares valued at $58,396 for services.
•
246,777 common shares were issued to a director as deferred compensation throughout the nine-month period ended September 30, 2006. The shares vest evenly two years from the date the shares were issued. $231,971 of deferred compensation was amortized for the nine-month period ended September 30, 2006.

•	357,500 warrants were exercised for proceeds of $813,750.

NOTE 7 - PURCHASE OF EBS OIL AND GAS PARTNERS PRODUCTION COMPANY, L.P.

On March 15, 2006, Westside acquired EBS Oil and Gas Partners Production Company, L.P. and EBS Oil and Gas Partners Operating Company, L.P. (collectively “EBS”). The acquired EBS assets consist (in part) of rights in approximately 9,837 gross acres. In addition, EBS owned an approximately one-sixth interest in Tri-County Gathering, a pipeline system (operated by Cimmarron Gathering, LLP) that is the primary transporter of gas sold by EBS in the Barnett Shale area. This pipeline is comprised of approximately 14 miles of gathering lines and three compression stations with approximately 2,500 horsepower of compression with pipeline capacity of approximately 20 million cubic feet per day. The statement of operations reflects the impact of the acquired assets for the period from March 15, 2006 to September 30, 2006.

The following table summarizes the preliminary fair values assigned to the assets acquired and the liabilities assumed at the date of acquisition:

Current assets	$ 8,094,600
Property and equipment, net	13,204,537
Other assets, net	113,911
Total assets	21,413,048

Less:
Total liabilities	(12,994,359)
Total purchase price	$ 8,418,689

The following unaudited pro forma information assumes the acquisition of EBS occurred as of January 1, 2006 and January 1, 2005, respectively. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented.

WESTSIDE ENERGY CORPORATION
PRO FORMA STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2006
(unaudited)

			Pro Forma
	Westside	EBS	Adjustments	Pro Forma
Revenues
Oil and gas sales	$ 2,806,066	$668,812	$ -	$ 3,474,878

Expenses
Production	1,060,669	92,671	-	1,153,340
General and administrative	4,906,858	434,163	-	5,341,021
Depreciation, depletion, and amortization	1,635,169	145,642	-	1,780,811
Total Expenses	7,602,696	672,476	-	8,275,172
Loss from Operations	(4,796,630)	(3,664)		(4,800,294)

Other Income (Expense)
Interest income	178,715	-	-	178,715
Interest expense	(483,624)	(36,200)	(132,855)	(652,679)
Total Other Income (Expense)	(304,909)	(36,200)	(132,855)	(473,964)
NET LOSS	$(5,101,539)	$ (39,864)	$(132,855)	$(5,274,258)

Basic and diluted loss per common share	$ (0.24)			$(0.25)
Weighted average common shares outstanding	20,899,406			20,899,406

WESTSIDE ENERGY CORPORATION
PRO FORMA STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2005
(unaudited)

			Pro Forma
	Westside	EBS	Adjustments	Pro Forma
Revenues
Oil and gas sales	$ 199,746	$1,072,,406	$ -	$ 1,272,152

Expenses
Production	62,828	544,270	-	607,098
Exploration	351,010	-	-	351,010
General and administrative	1,243,440	1,906,791	-	3,150,231
Depreciation, depletion, and amortization	140,544	795,137	-	935,681
Impairment	185,335	-	-	185,335
Total Expenses	1,983,157	3,246,198	-	5,229,355
Loss from Operations	(1,783,411)	(2,173,792)	-	(3,957,203)

Other Income (Expense)
Interest income	255,689	-	-	255,689
Interest expense	-	(316,601)	(453,502)	(770,103)
Other income	-	1,745,922	-	1,745,922
Total Other Income (Expense)	255,689	1,429,321	(453,502)	1,231,508
NET LOSS	$ (1,527,722)	$ (744,471)	$(453,502)	$ (2,725,695)

Basic and diluted loss per common share	$ (0.09)			$ (0.16)
Weighted average common shares outstanding	17,245,220			17,245,220

WESTSIDE ENERGY CORPORATION
PRO FORMA STATEMENT OF OPERATIONS
Three Months Ended September 30, 2005
(unaudited)

			Pro Forma
	Westside	EBS	Adjustments	Pro Forma
Revenues
Oil and gas sales	$ 78,525	$668,492	$ -	$ 747,017

Expenses
Production	14,973	495,138	-	510,111
Exploration	13,383	-	-	13,383
General and administrative	410,682	1,002,728	-	1,413,410
Depreciation, depletion, and amortization	45,499	675,023	-	720,522
Total Expenses	484,537	2,172,889	-	2,657,426
Loss from Operations	(406,012)	(1,504,397)	-	(1,910,409)

Other Income (Expense)
Interest income	85,934	-	-	85,934
Interest expense	-	(183,546)	(198,314)	(381,860)
Other income	-	1,317,078	-	1,317,078
Total Other Income (Expense)	85,934	1,133,532	-	1,021,152
NET LOSS	$ (320,078)	$ (370,865)	$ (198,314)	$ (889,257)

Basic and diluted loss per common share	$ (0.02)			$ (0.05)
Weighted average common shares outstanding	17,376,165			17,376,165

NOTE 8 - SUBSEQUENT EVENT

On November 9, 2006, Westside sold its pipeline system for $5.0 million. The pipeline system was acquired by Westside as part of the purchase of EBS as discussed in Note 7. The sale resulted in no gain or loss.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

General

Westside Energy Corporation, f/n/a "Eventemp Corporation" (the "Company"), was incorporated on November 30, 1995 under the laws of the State of Nevada. In February 2004, the Company decided to focus its efforts on the acquisition of attractive crude oil and natural gas prospects, and the exploration, development and production of oil and gas on these prospects. For several years prior to February 2004, the Company had been dormant from a business perspective. The Company is focusing its efforts initially in the State of Texas, particularly in the Barnett Shale play located in the north central part of the state of Texas. The Company's major emphasis is participation in the oil and gas segment, acquiring interests in producing oil and gas properties, acquiring interests in undeveloped acreage, and participating in exploration, development and production operations. The Company's principal products are crude oil and natural gas. The Company is engaged in a broad range of activities associated with the oil and gas business in an effort to develop oil and gas reserves. With the assistance of the Company's management, independent contractors retained from time to time by the Company, and, to a lesser extent, unsolicited submissions, the Company intends to identify prospects that it believes are suitable for acquisition and drilling. There can be no assurance that the Company will be successful in its exploration, development and production activities. The oil and gas business involves numerous risks, the principal ones of which are described in the section captioned "RISK FACTORS" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

As of the end of the period covered by this Report, the Company had acquired a total leased acreage position of 81,431 gross acres and 66,580 net acres in various Texas counties in the Barnett Shale, including Denton, Cooke, Montague, Hill, Ellis, Hamilton, Comanche and Mills Counties. As of the end of the period covered by this Report, all of this acreage (other than 2,820 gross acres and 728 net acres) is "undeveloped acreage," which the U.S. Securities and Exchange Commission (the "Commission") defines as "lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves." Of the Company's acreage, 2,820 gross acres and 728 net acres are regarded as "developed" acreage.

During the quarter covered by this Report, the Company commenced drilling two gross horizontal wells (0.87 net wells) and completed one gross well (0.48 net wells). As of the end of the period covered by this Report, the Company owned interests in 65 gross wells and 14.7 net wells. A net 10.4 wells are currently on production and the other 4.3 net wells are drilling, non-producing or waiting on completion or pipeline hook-up.

The Company’s initial horizontal well in Hill County, the Primula #1H, reached its targeted vertical depth of 8,450 feet in the third quarter. The vertical portion of the well has been logged to determine the shale thickness and quality, and to calibrate the Company’s 3-D seismic data for use in selecting future drilling locations in the area. The horizontal portion of the well was kicked off and drilled to a measured depth of 8,915 feet. At this depth, the rig drilling the well became inoperable, and the Company elected to terminate the rig contract. The Company contracted for a new rig, which is currently on location, and the Company expects to recommence drilling of the Primula well shortly.

On September 20, 2006, the Company and Forest Oil Corporation consummated the acreage swap pursuant to the Joint Exploration Agreement previously entered into on July 17, 2006.  The Company assigned fifty percent (50.00%) of its interest in approximately 4,000 net acres in Hill County, Texas to Forest and Forest assigned fifty percent (50.00%) of its interest in approximately 4,000 net acres in Hill County, Texas to the Company.  The parties intend to complete the assignment of the additional acreage contemplated under the Joint Exploration Agreement to one another upon the completion of due diligence and curative matters contemplated under the Agreement.

On November 9, 2006, Westside Energy Production Company, L.P. (“Seller”), a wholly-owned subsidiary of the Company, entered into a binding purchase and sale agreement (the “Agreement”) with Cimmarron Gathering, LP (“Purchaser”) pursuant to which Seller agreed to sell to Purchaser, Seller’s one-sixth interest (the “Interest”) in Tri-County Gathering, a pipeline system operated by Purchaser (the “Pipeline”). This pipeline is comprised of approximately 14 miles of gathering lines and three compression stations with approximately 2,500 horsepower of compression with pipeline capacity of approximately 20 million cubic feet per day. The sale of the Interest was also consummated on November 9, 2006. The purchase price for the Interest consisted of a cash sum of approximately $5.0 million, which was paid in its entirety at closing. The purchase price was the result of arms-length negotiations between the parties. The Agreement contains representations, warranties, indemnifications and other agreements believed by the Company to be customary for transactions such as the one provided for by the Agreement. Other than for their relationship as co-owners of the Pipeline, prior to the consummation of the sale and purchase of the Interest, there were no material relationships between (a) Seller and the Company, and their respective officers, directors, affiliates, associates, partners or shareholders, on the one hand, and (b) Purchaser and its officers, managers, affiliates, associates or partners, on the other hand.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Report. In addition to historical information, the discussion in this Report contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated by these forward-looking statements due to factors including, but not limited to, those factors set forth elsewhere in this Report and in the section captioned "RISK FACTORS" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

Results of Operations

Financial results for the three-month and nine-month periods ended September 30, 2006 are not directly comparable to financial results for the three-month and nine-month periods (respectively) ended September 30, 2005. During the three-month and nine-month periods ended September 30, 2005, the Company had limited operations consisting of the Company's first two wells (the Lucille Pruitt #1 and #2H), and three marginal non-operated wells that were sold in the fourth quarter of 2005. By the start of the third quarter of 2006, the Company had greatly expanded its operations compared to the third quarter of 2005, and the completion of the EBS acquisition during the first quarter of 2006 greatly affected the financial results for the third quarter and the first three quarters of 2006 compared to the financial results for the third quarter and the first three quarters of 2005.

Quarter Ended September 30, 2006 Compared to the Quarter Ended September 30, 2005

Revenues. Revenues from sales of oil and natural gas were $1,752,816 in the third quarter of 2006 as compared to $78,525 in the third quarter of 2005. This increase in revenues reflects the impact of higher sales volumes for both oil and gas, and higher oil sales prices. Oil sales volumes increased from an average of six to 117 barrels per day, and average oil sales prices increased from $62.83 to $66.91 per barrel. Natural gas sales increased from an average of 69 to 1,533 thousand cubic feet (MCF) per day while average natural gas sales prices decreased from $6.72 to $5.39, reflecting the impact of severe weather on prices in 2005 and a change in the mix of wells producing to sales in 2006.

Expenses. Operating expenses increased to $2,854,649 in the third quarter of 2006 from $484,537 for the third quarter of 2005. This significant increase reflects the impact on expenses of higher oil and gas sales volumes in the third quarter of 2006 and increases in staff after the third quarter of 2005. Production expenses were $537,260 in the third quarter of 2006 as compared to $14,973 in the third quarter of 2005, reflecting increased production operations activities associated with the substantial increase in sales volumes as well as higher oil and gas severance taxes due to both higher volumes and higher oil prices. General and administrative expenses increased to $1,654,651 in the third quarter of 2006 from $410,682 in the third quarter of 2005. Approximately 40% of this increase was the result of the non-cash expense recorded in the 2006 period for stock compensation. The remaining increase in general and administrative expenses reflects salaries for additional staff and additional overhead costs resulting from a substantial increase in business support activities as a result of drilling and operating substantially more wells in 2006.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization costs increased to $662,738 in the third quarter of 2006 from $45,499 in the third quarter of 2005, reflecting the impact of the substantial increase in volumes of oil and natural gas produced and sold and the expensing of capitalized costs on a units-of-production basis.

Operating Loss. As a result of the above described revenues and expenses, the Company incurred an operating loss of $1,101,833 in the third quarter of 2006 as compared to an operating loss of $406,012 in the third quarter of 2005.

Other Income (Expense). Other income and expense items in the third quarter of 2006 included $42,414 in interest income and $254,981 in interest expense. The third quarter of 2005 results included $85,934 in interest income and no interest expense. Interest expense increased in 2006 as a result of borrowings under the GasRock credit facility.

Net Loss. The Company incurred a net loss of $1,314,400, or $0.06 per share, for the quarter ended September 30, 2006 as compared to a net loss of $320,078, or $0.02 per share, for the quarter ended September 30, 2005.

Nine Months Ended September 30, 2006 Compared to
the Nine Months Ended September 30, 2005

Revenues. Revenues from sales of oil and natural gas were $2,806,066 in the first nine months of 2006 as compared to $199,746 in the first nine months of 2005. This increase in revenues reflects the impact of higher sales volumes for both oil and gas, and higher oil sales prices. Oil sales volumes increased from an average of four to 57 barrels per day, and average oil sales prices increased from $62.83 to $64.87 per barrel. Natural gas sales increased from an average of 87 to 950 thousand cubic feet (MCF) per day while average natural gas sales prices decreased from $6.09 to $5.48 per MCF.

Expenses. Operating expenses increased from $1,983,157 in the first nine months of 2005 to $7,602,696 for the first nine months of 2006. This significant increase reflects the impact on expenses of producing from more wells plus higher oil and gas sales volumes in the first nine months of 2006 and increases in staff. Production expenses were $1,060,669 in the first nine months of 2006 as compared to $62,828 in the first nine months of 2005, reflecting increased production operations activity associated with the increase in production volumes as well as higher oil and gas severance taxes due to both higher volumes and higher oil prices. Exploration expenses in the first nine months of 2005 of $351,010 were for the three-dimensional seismic acquisition program conducted in that period. General and administrative expenses increased from $1,243,440 in the first nine months of 2005 to $4,906,858 in the first nine months of 2006. Approximately 50% of this increase was the result of the non-cash stock compensation expense recorded in the 2006 period. The remaining increase in general and administrative expenses reflects salaries for additional staff and additional overhead costs resulting from a substantial increase in business support activities as a result of drilling and operating substantially more wells in 2006.

Depreciation, Depletion, Amortization, and Impairment. Depreciation, depletion and amortization costs increased from $140,544 in the first nine months of 2005 to $1,635,169 in the first nine months of 2006 reflecting the impact of the substantial increase in volumes of oil and natural gas produced and sold and the expensing of capitalized costs on a units-of-production basis. Impairment costs of $185,335 were recorded in the 2005 period.

Operating Loss. As a result of the above described revenues and expenses, the Company incurred an operating loss of $4,796,630 in the first nine months of 2006 as compared to an operating loss of $1,783,411 in the first nine months of 2005.

Other Income (Expense). Other income and expense items in the first nine months of 2006 included $178,723in interest income and $483,624 in interest expense. The first nine months of 2005 results included $255,689 in interest income and had no interest expense. Interest expense increased substantially as a result of three draws against the GasRock credit facility commencing in March 2006.

Net Loss. The Company incurred a net loss of $5,101,531, or $.24 per share, for the nine-month period ended September 30, 2006 as compared to a net loss of $1,527,722, or $.09 per share, for the nine-month period ended September 30, 2005.

Liquidity and Capital Resources

Sales of Equity.  In January 2006, the Company completed a private placement in which the Company sold 3,278,000 shares of its common stock, at $3.15 per share, to 27 investors resulting in gross proceeds of approximately $10.3 million and net proceeds of approximately $9.5 million after placement-related costs. In May through July 2006, the Company raised approximately $1.3 million from the sale of approximately 290,000 shares issued upon exercise of warrants by 16 warrant holders at $2.50 per share and the sale of approximately 180,000 shares to two of its executives at $3.15 per share.

Cash and Available Credit. As of September 30, 2006, the Company had cash, cash equivalents and marketable securities of approximately $7.4 million. As of September 30, 2006, the Company had approximately $30 million of unused availability under its senior secured credit facility, use of which is subject to lender consent.

Hedging. Under its senior secured credit facility, described below, the Company is required to hedge a substantial portion of its reserves. As of September 30, 2006, the Company had entered into swap contracts covering 75% of its projected production through March 2008 from its proved developed producing reserves estimated as of December 31, 2005 based on a report prepared by LaRoche Petroleum Consultants, Ltd., a third-party engineering firm. The prices stated in the swap contracts were $8.05 per MMBtu for natural gas and $66.15 per barrel for oil.

Senior Secured Credit Facility. In March 2006, the Company entered into a $45 million senior secured revolving credit facility with GasRock Capital LLC, of which approximately $15.1 million was outstanding as of September 30, 2006. Future borrowings, subject to the lender's approval, may be used for additional development of proved developed non-producing reserves, drilling of new wells, lease acquisitions, pipeline expansion, seismic expenses, and general and administrative expenses. The credit facility, which is secured by a first lien on all of the Company’s assets, terminates in March 2010 (although additional draws may not be made after March 2009), unless earlier terminated by the Company upon repayment of outstanding obligations or by GasRock upon an event of default. The credit facility bears annual interest at the greater of 12% or the one-month LIBOR plus 6.50%. It also requires debt service at the rate of 85% of the Company’s monthly revenues from natural gas and oil production and commodity hedging, net of production and operations related costs. Each advance requires a 2% facility fee that is added to principal and amortized. GasRock is also entitled to a (i) 1% overriding royalty interest (proportionately reduced to the Company’s working interest) in each of the Company’s producing wells and leases that existed when the Company entered into the credit facility and in each producing well, lease and any related unit (as defined in the credit agreement) acquired by borrowing under the facility during its term and (ii) 1.5% overriding royalty interest (proportionately reduced to the Company’s working interest) in each well and related unit, development of which is financed with borrowing under the credit facility. The credit agreement also requires the Company to hedge a substantial portion of its reserves. See "Hedging" above.

In connection with its acquisition of EBS Oil and Gas Partners Production Company L.P. and its affiliated operations company, the Company borrowed approximately $5.4 million under the credit facility for payments at closing, including approximately $1.6 million to discharge certain of the acquired companies' indebtedness and the reimbursement of costs related to both previous and future drilling. An additional $10.2 million was borrowed under the credit facility in the third quarter of 2006 to fund additional drilling and development activities.

The Company continually evaluates its capital needs and compares them to its capital resources. The Company expects to fund its capital expenditures for the remainder of 2006 from available cash and revenue generated during the remainder of 2006 and, if necessary, from additional borrowings under its credit facility and other sources. The level of capital expenditures is largely discretionary and the amount of funds devoted to any activity may increase or decrease depending on available opportunities, commodity prices, cash flows, development results and other factors.

The Company plans to fund its 2007 expenditures for its development program, production activities and business support functions from a combination of options, which may include cash on hand, proceeds from sales of oil and gas production, additional borrowings, business development activities and other available sources.

Critical Accounting Policies and Estimates

The Company’s discussion of its financial condition and results of operations is based on the information reported in its financial statements. The preparation of the Company’s financial statements requires the Company to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities as of the date of its financial statements. The Company bases its assumptions and estimates on historical experience and other sources that it believes to be reasonable at the time. Actual results may vary from the Company’s estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. The Company’s significant accounting policies are detailed in the footnotes to the Company’s financial statements included in this Report. The Company has outlined below certain of these policies that have particular importance to the reporting of its financial condition and results of operations and that require the application of significant judgment by its management.

Key Definitions - Proved Oil and Natural Gas Reserves

Proved reserves, as defined by the SEC, are the estimated quantities of crude oil, condensate, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty are recoverable in future years from known reservoirs under existing economic and operating conditions. Valuations include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. Prices do not include the effect of derivative instruments, if any, entered into by the Company.

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

Proved undeveloped reserves are those reserves that are expected to be recovered from new wells on non-drilled acreage, or from existing wells where a relatively major expenditure is required for re-completion. Reserves on non-drilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other non-drilled units are claimed only where it can be demonstrated with reasonable certainty that there is continuity of production from the existing productive formation.

Estimation of Reserves

Volumes of reserves are estimates that, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data as well as production performance data. There are numerous uncertainties in estimating crude oil and natural gas reserve quantities, projecting future production rates and projecting the timing of future development expenditures. Natural gas and oil reserve engineering must be recognized as a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact way. Estimates of independent engineers that the Company uses may differ from those of other engineers. The accuracy of any reserve estimate is a function of the quantity and quality of available data and of engineering and geological interpretation and judgment. Accordingly, future estimates are subject to change as additional information becomes available.

Revenue Recognition

The Company records natural gas and oil revenues using the entitlement method of accounting for production, in which any excess amount received by the Company above its share of production is treated as a liability. If the Company receives less than its share of production, the underproduction is recorded as an asset. The Company did not have an imbalance position relative to volumes or values at September 30, 2006.

Successful Efforts Accounting

The Company utilizes the successful efforts method to account for its natural gas and oil operations. Under this method, all costs associated with natural gas and oil lease acquisitions, successful exploratory wells and all development wells are capitalized and amortized on a unit-of-production basis over the remaining life of proved developed reserves and proved reserves on a field basis. Unproved leasehold costs are capitalized pending the results of exploration efforts. Exploration costs, including geological and geophysical expenses, exploratory dry holes and delay rentals, are expensed when incurred.

Impairment of Properties

The Company reviews its proved properties for potential impairment at the lease level when management determines that events or circumstances indicate that the recorded carrying value of any of the properties may not be recoverable. Such events include a projection of future natural gas and oil reserves that will be produced from a lease, the timing of this future production, future costs to produce the natural gas and oil, and future inflation levels. If the carrying amount of an asset exceeds the sum of the undiscounted estimated future net cash flows, the Company recognizes impairment expense equal to the difference between the carrying value and the fair market value of the asset, which is estimated to be the expected present value of future net cash flows from proved reserves, without the application of any estimate of risk. The Company cannot predict the amount of impairment charges that may be recorded in the future. Unproved leasehold costs are reviewed periodically and a loss is recognized to the extent, if any, that the cost of the property has been impaired.

Stock-Based Compensation

Compensation expense has been recorded for common stock grants based on the fair value of the common stock on the measurement date. Statement of Financial Accounting Standards No. 123R, “Share-Based Payments,” or “SFAS No. 123R,” establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. SFAS No. 123R was effective for the Company as of the beginning of 2006 and has had no impact on its financial statements, because the only equity compensation that the Company has previously made is in the form of grants of common stock, which are recorded at fair value.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The Company's internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) have improved significantly during the last 18 months. The improvements include the expansion of the Board of Director's on March 31, 2005 to include three independent directors, each of whom was appointed a member of the Audit Committee, and the addition to staff of a Chief Financial Officer /Principal Accounting Officer and a Controller. Systems improvements include the installation of a more robust accounting system specifically designed to meet the needs of an oil and gas company. The Audit Committee members were actively involved in reviews of the financial statements for each of the quarters in 2005 and the first three quarters in 2006. The Chairman of the Audit Committee met with the Company's independent auditors in May 2005, and the independent auditors met with the full Audit Committee on March 28, 2006. The addition of a Chief Financial Officer has allowed the Company to enhance controls over the authorization, recording, processing and reporting of transactions. Additional accounting staff, including a Controller, joined the Company as a result of the EBS transaction, enhancing the Company's ability to segregate duties and improve its internal controls. Management does not expect that the Company's disclosure controls and procedures will prevent or detect all errors or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, but not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not now a party to any material legal proceeding. In the future, the Company may become involved in various legal proceedings from time to time, either as a plaintiff or as a defendant, and either in or outside the normal course of business. The Company is not now in a position to determine when (if ever) such a legal proceeding may arise. If the Company ever becomes involved in a legal proceeding, its financial condition, operations, or cash flows could be materially and adversely affected, depending on the facts and circumstances relating to such proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 1, 2006, the Company’s 2006 annual meeting of the Company's stockholders, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 (as amended), was convened for the purpose of (a) electing a Board of Directors to hold office until the next annual meeting and (b) approving the appointment of Malone & Bailey, PC as the Company's independent public accountants for fiscal 2006

The Company's stockholders elected the six nominees listed in the table immediately below, which contains the results of the voting on the nominees:

Name of Elected Director	Votes "FOR"	Votes Withheld
Craig S. Glick	17,058,065	505,592
Douglas G. Manner	16,335,265	1,228,392
John T. Raymond	17,058,065	505,592
Keith D. Spickelmier	17,540,845	22,812
Herbert C. Williamson	17,053,065	510,592

Jimmy D. Wright	16,916,465	647,192

In addition, the Company's stockholders approved the appointment of Malone & Bailey, PC. The following are the results of the voting on this appointment:

For	Against	Abstain

17,560,316	2,603	738

Moreover, effective August 25, 2006, stockholders holding approximately 57.7% of the then outstanding shares of the Company's common stock approved the following matters by written consent in lieu of a meeting:

1.
The sale of 25,000 shares of Common Stock to Craig S. Glick, an officer of the Company, in a private placement at such per-share purchase price as Mr. Glick and the Company shall agree or (if no such agreement can be reached) at a purchase price equal to $3.00 per share, a closing price of the Common Stock shortly prior to Mr. Glick’s employment;

2.	The issuance of 225,000 shares of Common Stock to Mr. Glick as incentive compensation; and

3.	The possible issuances of up to 525,000 shares of Common Stock to Mr. Glick as incentive compensation upon the market value of the Common Stock achieving certain levels.

An Information Statement disclosing the stockholder approval of the foregoing stock issuances was first mailed to stockholders on or about September 18, 2006.

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

The Registrant filed a Current Report on Form 8-K on July 17, 2006 reporting on the entry into a material agreement with Forest Oil Corporation.

The Registrant filed a Current Report on Form 8-K on August 24, 2006 reporting on the employment of Craig S. Glick as the Registrant’s Executive Vice President and General Counsel.

The Registrant filed a Current Report on Form 8-K on August 29, 2006 filing a press release giving an operational update regarding the Company's business.

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

Dated: November 20, 2006