Form 10QSB/A
period 2006-09-30
WESTSIDE ENERGY CORP
filed 2006-11-22
CIK 1024109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

AMENDMENT NO. 1 TO THE QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

EXPLANATORY NOTE

Shortly after filing our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 (the "Quarterly Report") with the U.S. Securities and Exchange Commission (the “Commission”), we discovered that certain changes that we attempted to make to the text of the Quarterly Report were not reflected in the Quarterly Report actually filed with the Commission. We are filing this Amendment No. 1 (the "Amendment") to the Quarterly Report to add these textual changes, which were inadvertently omitted. Readers are advised to note the following areas in the Amendment in which changes are reflected:

•	Page 5 - Consolidated Statements of Operations - September YTD 2006 - G&A Expense; Total Expenses

•	Page 6 - Consolidated Statement of Cash Flows - September YTD 2006 - Cash flow details.

•	Page 10 - Note 6 - Equity - Bullet point #4.

•	Page 11 - Pro Forma Statement of Operations - September YTD 2006 - Interest Income; Pro Forma Adjustments; Totals.

WESTSIDE ENERGY CORPORATION
PERIOD ENDED SEPTEMBER 30, 2006

SIGNATURES

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

WESTSIDE ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2006	2005
ASSETS

Current Assets
Cash and cash equivalents	$6,909,949	$604,411
Certificate of deposit and escrow account	27,887	27,693
Marketable securities	475,000	1,050,000
Accounts receivable	2,724,981	492,349
Prepaid assets	66,024	1,770
Derivative asset	167,253	-
Deferred acquisition charges	-	289,367
Deferred financing costs, net of accumulated amortization of $16,610	315,890	-
Total current assets	10,686,984	2,465,590

Oil & gas properties, using successful efforts accounting
Proved properties	27,632,315	8,513,598
Unproved properties	9,920,984	4,282,036
Accumulated depreciation, depletion, amortization & impairment	(3,658,971)	(1,293,895)
Net oil & gas properties	33,894,328	11,501,739

Loan receivable from EBS	-	4,100,000
Property and equipment, net of accumulated depreciation of $136,886	166,504	-
TOTAL ASSETS	$44,747,816	$18,067,329
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$6,140,329	$529,446
Current portion of long-term debt	4,319,614	-
Total current liabilities	10,459,943	529,446

Non-current liabilities
Asset retirement obligations	102,542	27,880
Long term portion of debt	10,338,205	-

TOTAL LIABILITIES	20,900,690	557,326
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 50,000,000 shares authorized, 21,460,935 and 17,376,745 shares issued and outstanding	214,609	173,767
Additional paid in capital	34,848,846	22,913,214
Deferred compensation	(881,385)	(176,312)
Accumulated other comprehensive gain	167,253	-
Accumulated deficit	(10,502,197)	(5,400,666)
TOTAL STOCKHOLDERS’ EQUITY	23,847,126	17,510,003
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,747,816	$18,067,329

WESTSIDE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2006	2005	2006	2005
Revenues
Oil and gas sales	$1,752,816	$78,525	$2,806,066	$199,746

Expenses
Production	537,260	14,973	1,060,669	62,828
Exploration	-	13,383	-	351,010

General and administrative	1,654,651	410,682	4,906,858	1,243,440

Depreciation, depletion, and amortization	662,738	45,499	1,635,169	140,544
Impairment	-	-	-	185,335
Total Expenses	2,854,649	484,537	7,602,696	1,983,157

Loss from Operations	(1,101,833)	(406,012)	(4,796,630)	(1,783,411)

Other Income (Expense)
Interest income	42,414	85,934	178,723	255,689
Interest expense	(254,981)	-	(483,624)	-
Total Other Income (Expense)	(212,567)	85,934	(304,901)	255,689

Net Loss	$(1,314,400)	$(320,078)	$(5,101,531)	$(1,527,722)

Basic and diluted loss per common share	$(0.06)	$(0.02)	$(0.24)	$(0.09)
Weighted average common shares outstanding	21,233,957	17,376,165	20,899,406	17,245,220

WESTSIDE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended Sept. 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,101,531)	$(1,527,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	651,474	205,164
Impairment	-	185,335
Depreciation, depletion and amortization	1,635,169	140,544
Amortization of discount on note payable	25,576	-
Amortization of deferred financing costs	16,610	-
Changes in:
Accounts receivable	4,903,617	(69,040)
Prepaid assets	(496,440)	(25,318)
Accounts payable and accrued expenses	(7,744,955)	632,213
NET CASH USED IN OPERATING ACTIVITIES	(6,110,480)	(458,824)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired on acquisition of EBS	955,774	-
Advances to EBS	(3,644,754)	-
Purchase of marketable securities	-	(3,575,098)
Proceeds from sale of marketable securities	575,000	125,000
Purchase of certificate of deposit	-	(25,000)
Purchase of office equipment	(151,087)	(25,506)
Capital expenditures for oil and gas properties	(10,840,865)	(6,246,365)
NET CASH USED IN INVESTING ACTIVITIES	(13,105,932)	(9,746,969)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, net of financing costs	14,887,500	-
Payments for fundraising	-	(2,121)
Proceeds from sale of common stock, net	11,040,207	225,000
Payments on note	(405,757)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	25,521,950	222,879
NET CHANGE IN CASH	6,305,538	(9,982,914)

CASH AND CASH EQUIVALENTS
-Beginning of period	604,411	15,995,691
-End of period	$6,909,949	$6,012,777

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$462,361	-
Taxes paid	-	-

NON-CASH DISCLOSURES:
Discount on note payable	$182,000	$-
Change in derivative liability	222,965	-
Deferred stock compensation	705,073	291,490
Stock issued for debt	20,000	-
Unrealized loss on marketable securities	-	98
Stock issued for deferred compensation	-	291,480

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
•
On January 9, 2006, Westside completed the private placement of $3,278,000 shares of common stock at a price of $3.15 per share. The cash offering resulted in $10,325,700 in gross proceeds and approximately $9.6million in net proceeds to Westside after deducting placement -related costs.

•	Westside issued 22,915 common shares valued at $58,396 for services.
•
246,777 common shares were issued to employees as deferred compensation throughout the nine-month period ended September 30, 2006. The shares vest evenly two years from the date the shares were issued. $593,078 of deferred compensation was amortized for the nine-month period ended September 30, 2006.

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

WESTSIDE ENERGY CORPORATION
PRO FORMA STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2006
(unaudited)

			Pro Forma
	Westside	EBS	Adjustments	Pro Forma
Revenues
Oil and gas sales	$2,806,066	$668,812	$-	$3,474,878

Expenses
Production	1,060,669	92,671	-	1,153,340
General and administrative	4,906,858	434,163	-	5,341,021
Depreciation, depletion, and amortization	1,635,169	145,642	-	1,780,811
Total Expenses	7,602,696	672,476	-	8,275,172
Loss from Operations	(4,796,630)	(3,664)		(4,800,294)

Other Income (Expense)
Interest income	178,723	-	-	178,723
Interest expense	(483,624)	(36,200)	(119,237)	(639,061)
Total Other Income (Expense)	(304,901)	(36,200)	(119,237)	(460,338)
NET LOSS	$(5,101,531)	$(39,864)	$(119,237)	$(5,260,632)

Basic and diluted loss per common share	$(0.24)			$(0.25)
Weighted average common shares outstanding	20,899,406			20,899,406

WESTSIDE ENERGY CORPORATION
PRO FORMA STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2005
(unaudited)

			Pro Forma
	Westside	EBS	Adjustments	Pro Forma
Revenues
Oil and gas sales	$199,746	$1,072,,406	$-	$1,272,152

Expenses
Production	62,828	544,270	-	607,098
Exploration	351,010	-	-	351,010
General and administrative	1,243,440	1,906,791	-	3,150,231
Depreciation, depletion, and amortization	140,544	795,137	-	935,681
Impairment	185,335	-	-	185,335
Total Expenses	1,983,157	3,246,198	-	5,229,355
Loss from Operations	(1,783,411)	(2,173,792)	-	(3,957,203)

Other Income (Expense)
Interest income	255,689	-	-	255,689
Interest expense	-	(316,601)	(453,502)	(770,103)
Other income	-	1,745,922	-	1,745,922
Total Other Income (Expense)	255,689	1,429,321	(453,502)	1,231,508
NET LOSS	$(1,527,722)	$(744,471)	$(453,502)	$(2,725,695)

Basic and diluted loss per common share	$(0.09)			$(0.16)
Weighted average common shares outstanding	17,245,220			17,245,220

WESTSIDE ENERGY CORPORATION
PRO FORMA STATEMENT OF OPERATIONS
Three Months Ended September 30, 2005
(unaudited)

			Pro Forma
	Westside	EBS	Adjustments	Pro Forma
Revenues
Oil and gas sales	$78,525	$668,492	$-	$747,017

Expenses
Production	14,973	495,138	-	510,111
Exploration	13,383	-	-	13,383
General and administrative	410,682	1,002,728	-	1,413,410
Depreciation, depletion, and amortization	45,499	675,023	-	720,522
Total Expenses	484,537	2,172,889	-	2,657,426
Loss from Operations	(406,012)	(1,504,397)	-	(1,910,409)

Other Income (Expense)
Interest income	85,934	-	-	85,934
Interest expense	-	(183,546)	(198,314)	(381,860)
Other income	-	1,317,078	-	1,317,078
Total Other Income (Expense)	85,934	1,133,532	-	1,021,152
NET LOSS	$(320,078)	$(370,865)	$(198,314)	$(889,257)

Basic and diluted loss per common share	$(0.02)			$(0.05)
Weighted average common shares outstanding	17,376,165			17,376,165

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

Other Income (Expense). Other income and expense items in the first nine months of 2006 included $178,723 in interest income and $483,624 in interest expense. The first nine months of 2005 results included $255,689 in interest income and had no interest expense. Interest expense increased substantially as a result of three draws against the GasRock credit facility commencing in March 2006.

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

Dated: November 21, 2006