Form 10QSB
period 2007-03-31
WESTSIDE ENERGY CORP
filed 2007-05-21
CIK 1024109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: March 31, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _________

Commission file number: 0-49837

WESTSIDE ENERGY CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	88-0349241
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3131 Turtle Creek Blvd, Ste 1300, Dallas, TX	75219
(Address of principal executive officer)	(Zip Code)

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

The number of shares of common stock, $.01 par value, outstanding as of May 16, 2007: 21,476,526 shares

Transitional Small Business Disclosure Format (check one):   Yes   ☐    No   ☒

WESTSIDE ENERGY CORPORATION
PERIOD ENDED MARCH 31, 2007

Index

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
WESTSIDE ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets
Cash	$14,826,264	$5,003,803
Certificates of deposit and escrow account	27,887	27,887
Marketable securities	-	425,000
Accounts receivable	4,432,502	5,189,504
Derivative asset	-	169,885
Prepaid assets	9,946	122,914
Total current assets	19,296,599	10,938,993

Oil and gas properties, using successful efforts accounting
Proved properties	28,268,404	23,681,084
Unproved properties	8,419,772	10,319,150
Accumulated depreciation, depletion and amortization	(11,673,530)	(10,851,176)
Net oil and gas properties	25,014,646	23,149,058

Deferred financing costs	325,007	265,907
Property and equipment net of accumulated depreciation of $102,941	140,037	150,322

TOTAL ASSETS	$44,776,289	$34,504,280

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$6,876,418	$7,171,069
Short term portion of debt - related party	-	-
Short term portion of debt	-	3,997,500
Derivative liability	183,521	-
Total current liabilities	7,059,939	11,168,569

Non-current liabilities
Asset retirement obligations	166,503	153,487
Long term portion of debt - related party, net of discount of $269,206 and $0, respectively.	24,730,794	-
Long term portion of debt, net of discount of $0 and $404,325, respectively.	-	7,609,057
TOTAL LIABILITIES	31,957,236	18,931,113

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 50,000 shares authorized, 21,466,526 and 21,461,909 shares issued and outstanding	214,665	214,619
Additional paid in capital	34,567,080	34,501,241
Accumulated comprehensive income (loss)	(183,521)	169,885
Accumulated deficit	(21,779,171)	(19,312,578)
TOTAL STOCKHOLDERS' EQUITY	12,819,053	15,573,167

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$44,776,289	$34,504,280

See accompanying notes to consolidated financial statements.

Index

WESTSIDE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues
Oil & Gas Sales	$915,227	$352,401

Expenses
Production	498,015	250,268
Exploration	-	65
General and administrative	1,016,224	1,442,402
Depreciation, depletion, and amortization	841,651	175,062

Total Expenses	2,355,890	1,867,797

Loss from operations	(1,440,663)	(1,515,396)

Other Income (Expense)
Interest income	30,203	76,854
Interest expense	(1,056,133)	(40,793)

Total Other Income [Expense]	(1,025,930)	36,061

NET LOSS	$(2,466,593)	$(1,479,335)
Other comprehensive loss:
Unrealized loss on derivative instruments	(353,406)	(110,932)
Total comprehensive loss	$(2,819,999)	$(1,590,267)
Basic and diluted loss per common share	$(0.11)	$(0.07)
Weighted average common shares outstanding	21,458,798	20,398,211

See accompanying notes to consolidated financial statements.

Index

WESTSIDE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,466,593)	$(1,479,335)
Adjustments to reconcile:
Stock for services	66,068	60,939
Depreciation, depletion and amortization	835,790	204,183
Amortization of discount on note and deferred financing costs.	676,093	8,687
Amortization of deferred transaction charges	-	5,535
Changes in :
Accounts receivable	757,001	(1,501,180)
Prepaid assets	112,968	(448,389)
Deferred transactions charges	(328,213)	-
Accounts payable and accrued expenses	(300,763)	1,263,287
NET CASH USED IN OPERATING ACTIVITIES	(647,649)	(1,886,273)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired on acquisition of EBS	-	955,774
Advances to EBS	-	(3,644,754)
Proceeds from sale of marketable securities	425,000	525,000
Capital expenditures for oil and gas properties	(2,959,803)	(2,894,142)
NET CASH USED IN INVESTING ACTIVITIES	(2,534,803)	(5,058,122)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan - related party	25,000,000	5,210,000
Proceeds from sale of common stock, net	15,795	9,678,293
Payments on note	(12,010,882)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,004,913	14,888,293

NET CHANGE IN CASH	9,822,461	7,943,898

CASH BALANCES
Beginning of period	5,003,803	604,411
End of period	$14,826,264	$8,548,309

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$385,901	$-
Cash paid for income taxes	-	-

NON CASH DISCLOSURES
Discount on note payable	$269,206	$182,000
Change in derivative liability	$294,453	$(110,932)
Stocks issued for deferred stock compensation	$57,460	$31,666
Stock issued for debt	$-	$20,000
Asset retirement obligation incurred	$13,016	$-

See accompanying notes to consolidated financial statements.

Index

WESTSIDE ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Westside Energy Corporation (“Westside”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Westside's latest annual report filed with the SEC on Form 10-KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2006, as reported in Form 10-KSB, have been omitted.

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

NOTE 3 - CONCENTRATION OF RISK

At March 31, 2007, Westside's cash in financial institutions exceeded the federally insured deposits limit by $14,476,264.

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

Index

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

Based on the above, management has determined that the swaps qualify for cash-flow hedge accounting treatment. For the period ended March 31, 2007, Westside recognized a derivative liability of $183,521 with the change in fair value reflected in accumulated comprehensive loss.

NOTE 5 – LONG TERM DEBT – RELATED PARTY

On March 27, 2007, Westside closed a $25 million senior secured loan from four entities managed by Wellington Management Company, LLP to replace the credit facility previously provided by GasRock Capital, LLC.  Two of the lending entities are among the largest institutional holders of the Company’s outstanding shares.

As a result of this new loan agreement all previously deferred financing costs and original issue discounts associated with the loan provided by Gas Rock Capital, LLC of $670,231 have been recorded in the current period as a component of interest expense.

The new loan arrangement was provided by four private investment funds managed by Wellington Management, LLC, the largest beneficial holder of our outstanding common stock. The new loan arrangement:

•	provided $25 million in funds, which were advanced in their entirety upon completion of the new loan arrangement;
•	is secured by a first lien on all of the oil and gas properties comprising our Southeast and Southwest Programs;
•
grants to the lenders the right to receive a lien in any and all of the proceeds received upon the sale of a property comprising our North Program or any subsequent property acquired with such proceeds;

•	bears annual interest at 10.0%, or (in the case of default) 12.0% annually;
•
grants to the lenders a three percent (3.0%) overriding royalty interest (proportionately reduced to our working interest) in all oil and gas produced from the properties now comprising our Southeast and Southwest Programs;

•	contains limiting operating covenants;
•	contains events of default arising from failure to timely repay principal and interest or comply with certain covenants; and
•	requires the repayment of the outstanding balance of the loan in March 2009.

Westside has recorded a discount of $271,861 related to the conveyance of the overriding royalty interest discussed above. As of March 31, 2007, $2,655 of this discount has been amortized as a component of interest expense. Westside incurred fees and other costs directly associated with this loan agreement of $328,213, These fees have been recorded as deferred financing costs. As of March 31, 2007, $3,206 of these deferred financing costs has been amortized as a component of interest expense. Both the discount and deferred financing costs are being amortized over the expected term of the note using the effective interest method.

Westside analyzed these instruments for derivative accounting consideration under SFAS 133 and EITF 00−19 and determined that derivative accounting is not applicable.

NOTE 6 – EQUITY

Westside had the following equity transactions for the three-month period ended March 31, 2007:

•	10,000 warrants were exercised for proceeds of $5,000.
•
7,950 shares of common stock were issued for current and future services to be earned evenly over the next three years.  Westside recognized $76,863 in expenses during the first quarter for the amortization of shares issued for future compensation.

•	An employee who had previously been issued shares resigned form Westside resulting in the cancellation 13,333 shares previously issued for future services.

Index

NOTE 7 - PURCHASE OF EBS OIL AND GAS PARTNERS PRODUCTION COMPANY, L.P.

On March 15, 2006, Westside acquired EBS Oil and Gas Partners Production Company, L.P. and EBS Oil and Gas Partners Operating Company, L.P. (collectively "EBS"). The acquired EBS assets consist (in part) of rights in approximately 9,837 gross acres and an approximately one-sixth interest in Tri-County Gathering, a pipeline system serving part of the Barnett Shale area. The interest in the pipeline system was sold in November 2006 for $5,000,000.

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

The following unaudited pro forma information assumes the acquisition of EBS occurred as of January 1, 2006. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented.

Three month period ended March 31, 2006:

	As Reported	Pro- Forma

Revenues	$352,401	$1,021,222

Net Loss	$(1,479,335)	$(1,519,191)

Loss Per Share	$(0.07)	$(0.07)

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

General

Westside Energy Corporation is an independent natural gas and oil exploration and production company based in Dallas, Texas with operations in the Barnett Shale in the Fort Worth Basin located in north central Texas.  We have been successful in identifying and acquiring acreage positions where vertical and horizontal drilling, advanced fracture stimulation and enhanced recovery technologies create the possibility of economically developing and producing natural gas and oil reserves from the Barnett Shale. We have assembled a portfolio of large, predominantly undeveloped leasehold interests in the Barnett Shale, which we believe positions us for significant long-term growth in proved natural gas and oil reserves and production.  As of March 31, 2007, we owned natural gas and oil leasehold interests in approximately 76,733 gross (67,184 net) acres, approximately 96% of which are undeveloped. In addition, we owned working interests in 45 gross (15 net) wells in the Barnett Shale.  We incorporated under Nevada law in November 1995 as "Eventemp Corporation," a company with activities related to the automotive industry.  Following several years of business inactivity, we entered the natural gas and oil industry in February 2004 and in the following month changed our name to "Westside Energy Corporation."  There can be no assurance that we will be successful in our exploration, development and production activities.  The oil and gas business involves numerous risks, the principal ones of which are described in the section captioned "RISK FACTORS" in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Listed below are key Company events that have occurred in 2007 to date:

*
We completed our first horizontal Hill County well, the Primula #1H well, in which we own a 50% interest.  This well tested at a gross initial rate of 2.1 million cubic feet per day from its 1,600' productive horizontal section.

*
We spud our second horizontal well in Hill County, the Ellison Estate #1H, in which we own a 50% interest.  This well was recently fracture stimulated and is currently flowing back natural gas and completion fluids.

*
The Fortenberry #2H horizontal well, in which we own a 37.5% interest, reached its target depth and was cased.   This well was recently completed and is currently flowing back completion fluids and hydrocarbons at a rate of 982 MCF/D and 82 BO/D on a 33/64-inch choke.

*
We entered into a new loan arrangement to replace our existing credit facility provided by GasRock Capital LLC.  The new loan arrangement was provided by four private investment funds managed by Wellington Management, LLC, the largest beneficial holder of our outstanding common stock.  For more information about this loan arrangement, see the subsection captioned “Liquidity and Capital Resources” below.

*	We finalized our 2007 project budget in the amount of $15 million. This budget, primarily for activities in Hill County, is allocated as follows ($ millions):

Drilling:	$12	for 8 gross / 4 net wells.
Leasehold:	2	for acreage additions and renewals.
Seismic:	1	for 3-D data over 12,000 gross acres.
Total:	$15

Index

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. In addition to historical information, the discussion in this Report contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated by these forward-looking statements due to factors including, but not limited to, those factors set forth elsewhere in this Report and in the section captioned "RISK FACTORS" in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Results of Operations

Financial results for the three-month period ended March 31, 2007 are not directly comparable to financial results for the three-month period ended March 31, 2006.   The completion of the EBS acquisition near the end of the first quarter of 2006 did not greatly affect the financial results for that quarter, but did greatly affected the financial results for subsequent quarters, including the first quarter of 2007.

Quarter Ended March 31, 2007 Compared to the Quarter Ended March 31, 2006

Revenues. Revenues from sales of oil and natural gas were $915,227 in the first quarter of 2007 as compared to $352,401 in the first quarter of 2006.  This increase in revenues reflects the impact of higher sales volumes and prices for both oil and gas.  Oil sales volumes increased from an average of 27 to 43 barrels per day, and average oil sales prices increased from $60.00 to $60.97 per barrel.  Natural gas sales increased from an average of 466 to 1,230 thousand cubic feet (MCF) per day while average natural gas sales prices increased from $5.60 to $6.15 per MCF.

Expenses. Operating expenses increased to $2,355,890 in the first quarter of 2007 from $1,867,797 for the first quarter of 2006.  This significant increase reflects the impact on expenses of higher oil and gas sales volumes in the first quarter of 2007 and increases in staff after the first quarter of 2006.  Production expenses were $498,015 in the first quarter of 2007 as compared to $250,268 in the first quarter of 2006, reflecting increased production operations activities associated with the substantial increase in sales volumes as well as higher oil and gas severance taxes due to both higher volumes and prices.  General and administrative expenses decreased to $1,016,224 in the first quarter of 2007 from $1,442,402 in the first quarter of 2006 primarily as a result of lower stock compensation expenses.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization costs increased to $841,651 in the first quarter of 2007 from $175,062 in the first quarter of 2006, reflecting the impact of the substantial increase in volumes of oil and natural gas produced and sold and the expensing of capitalized costs on a units-of-production basis.

Operating Loss. As a result of the above described revenues and expenses, we incurred an operating loss of $1,440,663 in the first quarter of 2007 as compared to an operating loss of $1,515,396 in the first quarter of 2006.

Other Income (Expense).  Other income and expense items in the first quarter of 2007 included $30,203 in interest income and $1,056,133 in interest expense.  The first quarter of 2006 results included $76,854 in interest income and $40,793 in interest expense. Interest expense increased in 2007 as a result of borrowings under the GasRock and Wellington credit facilities.

Net Loss.  We incurred a net loss of $2,466,593, or $0.11 per share, for the quarter ended March 31, 2007 as compared to a net loss of $1,479,335, or $0.07 per share, for the quarter ended March 31, 2006.

Index

Liquidity and Capital Resources

Cash and Cash Equivalents. As of March 31, 2007, we had cash, cash equivalents and marketable securities of approximately $14.9 million, representing an increase of $9.4 million from March 31, 2006.

Hedging. Under our senior secured credit facility, we were required to hedge a substantial portion of our reserves. In March 2006, we entered into swap contracts covering approximately 75% of our projected production through March 2008 from our proved developed producing reserves estimated as of December 31, 2005 based on a report prepared by LaRoche Petroleum Consultants, Ltd., a third-party engineering firm. The prices stated in the swap contracts were $8.05 per MMBtu for natural gas and $66.15 per barrel for oil. In the first quarter of 2007, we added additional hedge positons, extending from February 2007 to December 2008. The prices stated in these swap contracts was $7.45 per MMBtu of natural gas and $55.50 per barrel of oil.

Senior Secured Financing. In March 2006, we entered into a $45 million senior secured revolving credit facility with GasRock Capital LLC (“GasRock”). In connection with our acquisition of EBS Oil and Gas Partners Production Company L.P. and its affiliated operations company, we borrowed approximately $5.3 million under the GasRock credit facility for payments at closing, approximately $1.6 million to discharge certain of the acquired companies' indebtedness, and amounts for reimbursement of costs related to previous drilling and future development drilling. Subsequently, we borrowed an additional amount of approximately $10 million under the GasRock credit facility. During March 2007, we entered into a new loan arrangement to replace the GasRock facility, which was paid off and terminated. The new loan arrangement was provided by four private investment funds managed by Wellington Management, LLC, the largest beneficial holder of our outstanding common stock. The new loan arrangement:

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

Index

We believe that our available cash and access to additional borrowings will be sufficient to enable us to pursue our business plans for the next 12 months.

Critical Accounting Policies and Estimates

Our discussion of our financial condition and results of operations is based on the information reported in our financial statements. The preparation of our financial statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities as of the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant accounting policies are detailed in the footnotes to our financial statements included in this Quarterly Report. We have outlined below certain of these policies that have particular importance to the reporting of our financial condition and results of operations and that require the application of significant judgment by our management.

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

Index

Revenue Recognition

We record natural gas and oil revenues using the entitlement method of accounting for production, in which any excess amount received by us above our share of production is treated as a liability. If we receive less than our share of production, the underproduction is recorded as an asset. We did not have an imbalance position relative to volumes or values at March 31, 2007.

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

Impairment of Properties

We review our proved properties for potential impairment at the lease level when management determines that events or circumstances indicate that the recorded carrying value of any of the properties may not be recoverable. Such events include a projection of future natural gas and oil reserves that will be produced from a lease, the timing of this future production, future costs to produce the natural gas and oil, and future inflation levels. If the carrying amount of an asset exceeds the sum of the undiscounted estimated future net cash flows, we recognize impairment expense equal to the difference between the carrying value and the fair market value of the asset, which is estimated to be the expected present value of future net cash flows from proved reserves, without the application of any estimate of risk. We cannot predict the amount of impairment charges that may be recorded in the future. Unproved leasehold costs are reviewed periodically and a loss is recognized to the extent, if any, that the cost of a property has been impaired.

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

Forward-Looking Statements

Statements in the preceding discussion relating to future plans, projections, events, or conditions are forward-looking statements.  Actual results, including production growth and capital spending, could differ materially due to changes in long-term oil or gas prices or other changes in market conditions affecting the oil and gas industry; political events or disturbances; severe weather events; reservoir performance; changes in OPEC quotas; timely completion of development projects; changes in technical or operating conditions; and other factors including those discussed herein and in the section captioned "RISK FACTORS" in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Index

ITEM 3.  CONTROLS AND PROCEDURES

We conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB were effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) have improved significantly during the last two years. The improvements include the expansion of the Board of Director's on March 31, 2005 to include three independent directors, each of whom was appointed a member of the Audit Committee, and the addition to staff of a Chief Financial Officer/Principal Accounting Officer and a Controller. Systems improvements include the installation of a more robust accounting system specifically designed to meet the needs of an oil and gas company. The Audit Committee members were actively involved in reviews of the financial statements for each of the quarters since March 2005. The Chairman of the Audit Committee met with our independent auditors in May 2005, and the independent auditors met with the full Audit Committee on March 28, 2006 and March 29, 2007. The addition of a Chief Financial Officer has allowed us to enhance controls over the authorization, recording, processing and reporting of transactions. Additional accounting staff, including a Controller, joined us as a result of the EBS transaction, enhancing our ability to segregate duties and improve our internal controls. Management does not expect that our disclosure controls and procedures will prevent or detect all errors or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, but not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not now a party to any legal proceeding requiring disclosure in accordance with the rules of the U.S. Securities and Exchange Commission.  In the future, we may become involved in various legal proceedings from time to time, either as a plaintiff or as a defendant, and either in or outside the normal course of business.  We are not now in a position to determine when (if ever) such a legal proceeding may arise. If we ever become involved in a legal proceeding, our financial condition, operations, or cash flows could be materially and adversely affected, depending on the facts and circumstances relating to such proceeding.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During March 2007, a stockholder of ours exercised warrants issued during the second quarter of 2004 to purchase 10,000 shares of our common stock at a per-share price of $.50. The issuance of the common stock is claimed to be exempt pursuant to Rule 506 of Regulation D under the Securities Act of 1933 (the "Act"). No advertising or general solicitation was employed in offering these securities. The offering and sale were made only to an accredited investor, and subsequent transfers were restricted in accordance with the requirements of the Act.

Index

ITEM 6.     EXHIBITS

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
May 21, 2007