Form 10QSB
period 2007-06-30
WESTSIDE ENERGY CORP
filed 2007-08-16
CIK 1024109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: June 30, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _________

Commission file number: 0-49837

WESTSIDE ENERGY CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	88-0349241
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3131 Turtle Creek Blvd, Ste 1300, Dallas, TX	75219
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock, $.01 par value, outstanding as of August 13, 2007: 21,546,526 shares

Transitional Small Business Disclosure Format (check one):   Yes ☐ No ☒

WESTSIDE ENERGY CORPORATION
PERIOD ENDED JUNE 30, 2007

Index

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Westside Energy Corporation
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets
Cash	$9,276,867	$5,003,803
Certificates of deposit and escrow account	27,887	27,887
Marketable securities	-	425,000
Accounts receivable	3,929,021	5,189,504
Derivative asset	-	169,885
Prepaid assets	22,785	122,914
Total current assets	13,256,560	10,938,993

Oil and gas properties, using successful efforts accounting
Proved properties	27,695,015	23,681,084
Unproved properties	7,944,484	10,319,150
Accumulated depreciation,depletion and amortization	(7,966,616)	(10,851,176)
Net oil and gas properties	27,672,883	23,149,058

Deferred financing costs, net of accumulated amortization of $40,181and $66,593	288,032	265,907
Property and equipment, net of accumulated depreciation of $118,604 and $92,656	124,374	150,322

TOTAL ASSETS	$41,341,849	$34,504,280

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$5,432,524	$7,171,069
Derivative liability	6,158	-
Short term portion of debt	-	3,997,500
Total current liabilities	5,438,682	11,168,569

Non-current liabilities
Long-term derivative liability	51,014	-
Asset retirement obligation	67,678	153,487
Long term portion of debt - related party, net of discount of $238,579 and $0, respectively	24,761,421	-
Long term portion of debt, net of discount of $0 and $404,325, respectively	-	7,609,057
TOTAL LIABILITIES	30,318,795	18,931,113.00

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized, 21,536,526 and 21,461,909 shares issued and outstanding	215,366	214,619
Additional paid-in capital	34,672,173	34,501,241
Other comprehensive income - unrealized gain (loss) on derivative instruments	(57,172)	169,885
Accumulated deficit	(23,807,313)	(19,312,578)
Total stockholders' equity	11,023,054	15,573,167

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,341,849	$34,504,280

See accompanying notes to consolidated financial statements.

Index

Westside Energy Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Oil and gas sales	$1,383,449	$700,849	$2,298,676	$1,053,250

Expenses
Production	715,181	312,307	1,213,196	523,409
Exploration	180,125	(65)	180,125	-
General and administrative	942,321	1,809,805	1,958,545	3,252,207
Depreciation,depletion, and amortization	1,105,018	758,203	1,946,669	972,431

Total Expenses	2,942,645	2,880,250	5,298,535	4,748,047

Loss from operations	(1,559,196)	(2,179,401)	(2,999,859)	(3,694,797)

Other Income (Expense)
Interest income	154,342	59,447	184,545	136,301
Interest expense	(623,288)	(187,850)	(1,679,421)	(228,643)

Total Other Income (Expense)	(468,946)	(128,403)	(1,494,876)	(92,342)

NET LOSS	$(2,028,142)	$(2,307,804)	$(4,494,735)	$(3,787,139)

Other Comprehensive Income (Loss):
Unrealized gain (loss) on derivative instruments	126,349	55,220	(227,057)	(55,712)
Total Comprehensive Loss	$(1,901,793)	$(2,252,584)	$(4,721,792)	$(3,842,851)

Basic and diluted loss per common share	$(0.09)	$(0.11)	$(0.21)	$(0.18)
Weighted average common shares outstanding	21,478,696	20,877,154	21,474,681	20,646,336

See accompanying notes to consolidated financial statements.

Index

Westside Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2007	2006

Net loss	$(4,494,735)	$(3,787,139)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock-based compensation	180,068	514,452
Amortization of discount on note payable	437,607	62,159
Depreciation, depletion and amortization	1,891,934	971,498
Accretion of asset retirement obligation	1,631	933
Amortization of deferred financing cost	306,088	-
Changes in :	-
Accounts receivable		2,276,625
Prepaid assets	1,260,482	(566,994)
Deferred transactions charges	100,129	20,691
Accounts payable and accrued expenses	(1,544,244)	(2,027,938)
NET CASH USED IN OPERATING ACTIVITIES	(1,861,040)	(2,535,713)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired on acquistion of EBS	-	955,774
Advances to EBS	-	(3,644,754)
Proceeds from sale of marketable securities	425,000	550,000
Purchase of Office Equipment	-	(37,688)
Capital expenditures for oil and gas properties	(6,976,802)	(8,754,122)
NET CASH USED IN INVESTING ACTIVITIES	(6,551,802)	(10,930,790)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net	25,000	10,295,205
Proceeds from loan - related party	25,000,000	-
Proceeds from loan - unrelated party	-	5,210,000
Deferred financing cost	(328,213)	-
Payments on Note	(12,010,881)	(229,861)
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,685,906	15,275,344

NET CHANGE IN CASH	4,273,064	1,808,841

CASH BALANCES
Beginning of period	5,003,803	604,411
End of period	$9,276,867	$2,413,252

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$278,192	$183,129
Income taxes paid	-	-

NON CASH DISCLOSURES
Discount on note payable	$271,861	$182,000
Change in derivative liability	227,057	55,712
Deferred stock compensation	33,389	837,875
Stock issued for debt	-	20,000
Asset retirement obligation incurred	4,058	49,952
Revision of asset retirement obligation	91,498	-

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

Westside’s consolidated financial statements include the accounts of Westside and its wholly and majority owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Westside’s undivided interests in unincorporated oil and gas exploration and production ventures are proportionately consolidated.

NOTE 2 - CONCENTRATION OF RISK

At June 30, 2007, Westside's cash in financial institutions exceeded the federally insured deposits limit by $9,176,867.

NOTE 3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On March 17, 2006, Westside entered into swap agreements in order to provide a measure of stability to Westside's cash flows due to volatile oil and gas prices and to manage the exposure to commodity price risk.

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of each derivative are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. To make this determination, management formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives that are designated as cash-flow hedges to specific cash flows associated with assets and liabilities on the balance sheet or to specific forecasted transactions.

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

Index

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

When the criteria for cash-flow hedge accounting are not met, realized gains and losses are recorded in other income and expense in the Statements of Operations. Similarly, changes in the fair value of the derivative instruments are recorded as unrealized gains or losses in the Statements of Operations. In contrast, cash settlements for derivative instruments that qualify for hedge accounting are recorded as additions to or reductions of oil and gas revenues while changes in fair value of cash flow hedges are recognized, to the extent the hedge is effective, in other comprehensive income until the hedged item is recognized in earnings.

Based on the above, management has determined that the swaps qualify for cash-flow hedge accounting treatment. For the period ended June 30, 2007, Westside recognized a derivative liability of $57,172 ($6,158 current and $51,014 long term) with the change in fair value reflected in accumulated comprehensive loss.

NOTE 4 – ASSET RETIREMENT OBLIGATION

As Westside develops or purchases oil and gas wells, Westside incurs an obligation to record a liability commensurate with its working interest share of the future abandonment and reclamation costs of each well (“ARO”) and a corresponding increase in the carrying value of each well (“ARC”) on the date the liability is measured and recorded.  Westside accounts for the ARO and the associated ARC in accordance with SFAS 143 “Accounting for Asset Retirement Obligations”.

At April 1, 2007, Westside revised its estimated ARO pursuant to a revision in the timing of expected cash outflows to settle the ARO.  This revaluation resulted in a decrease in the ARO of $91,498 and a decrease in the net book value of the ARC of $64,983.

At June 30, 2007, the net present value of Westside’s ARO was estimated to be $67,678 ($101,769 in 2005) with the undiscounted value being $269,396.  Assumptions used in calculating the net present value and accretion of the ARO are estimated reserve lives and a discount rate of 10%.

December 31, 2006 Balance	$153,487
Revision of Estimate	(91,498)
Liabilities Incurred	4,058
Accretion Expense	1,631
June 30, 2007 Balance	$67,678

NOTE 5 – LONG TERM DEBT – RELATED PARTY

On March 27, 2007, Westside closed a $25 million senior secured loan from four entities managed by Wellington Management Company, LLP to replace the credit facility previously provided by GasRock Capital, LLC.  Two of the lending entities are among the largest institutional holders of the Company’s outstanding shares.

Index

As a result of this new loan agreement, all previously deferred financing costs and original issue discounts associated with the loan provided by Gas Rock Capital, LLC of $670,232 were recorded in the first quarter of 2007 as a component of interest expense.

The new loan arrangement was provided by four private investment funds managed by Wellington Management Company, LLP, then the largest beneficial holder of our outstanding common stock at June 30, 2007. The new loan arrangement:

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

•	bears annual interest at 10.0% (or in the case of default, 12.0%) annually;
•
grants to the lenders a three percent (3.0%) overriding royalty interest (proportionately reduced to our working interest) in all oil and gas produced from the properties now comprising our Southeast and Southwest Programs;

•	contains limiting operating covenants;
•	contains events of default arising from failure to timely repay principal and interest or comply with certain covenants; and

Westside has recorded a discount of $271,861 related to the conveyance of the overriding royalty interest discussed above. As of June 30, 2007, $33,282 of this discount had been amortized as a component of interest expense. Westside incurred fees and other costs directly associated with this loan agreement of $328,213, These fees have been recorded as deferred financing costs. As of June 30, 2007, $40,181 of these deferred financing costs had been amortized as a component of interest expense. Both the discount and deferred financing costs are being amortized over the expected term of the note using the effective interest method.

Westside analyzed these instruments for derivative accounting consideration under SFAS 133 and EITF 00−19 and determined that derivative accounting is not applicable.

NOTE 6 – EQUITY

Westside had the following equity transactions for the six-month period ended June 30, 2007:

•	50,000 warrants were exercised for proceeds of $25,000.
•
37,950 shares of common stock were issued for current and future services to be earned evenly over the next three years.  Westside recognized $180,068 in expense for the amortization of shares issued for future compensation.

•	An employee who had previously been issued shares resigned from Westside resulting in the cancellation 13,333 shares previously issued for future services.

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

Index

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

Six-month period ended June 30, 2006:

	As Reported	Pro- Forma

Revenues	$1,053,250	$1,772,071

Net Loss	$(3,787,139)	$(3,826,995)

Loss Per Share	$(0.18)	$(0.19)

NOTE 8 – SUBSEQUENT EVENT

Westside adopted the 2007 Equity Incentive Plan for directors, officers, employees and consultants. The plan terminates in 10 years. The maximum number of shares of common stock that may be subject to awards is 2.0 million shares.  Types of awards that may be granted under the plan are stock grants, non-qualified stock options, incentive stock options and stock-based awards.

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

General

Westside Energy Corporation is an independent exploration and production company based in Dallas, Texas.  Our operations are focused in the Barnett Shale in North Central Texas.   As of June 30, 2007, we owned 81,055 gross (67,158 net) acres,in the Barnett Shale., 77,935 gross (66.293 net) of which were undeveloped.  As of June 30, 2007, our average daily net production had increased to 2.7 MMcfe per day.  As of June 30, 2007, our estimated net proved reserves were 8,727 MMcf of natural gas and 152 thousand barrels of oil, and we had working interests in 44 gross (14.8 net) productive wells.

We incorporated under Nevada law in November 1995 as “Eventemp Corporation”, a company with activities related to the automotive industry.  Following several years of business inactivity, we entered the oil and gas industry in February 2004.  In the following month, we changed our name to “Westside Energy Corporation.”

There can be no assurance that we will be successful in our exploration, development, and production activities.  The oil and gas business involves numerous risks, the principal ones of which are described in the section captioned “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Listed below are key Company events that have occurred in 2007 to date:

•
We completed our first horizontal Hill County well, the Primula #1H well, in which we own a 50% working interest.  This well tested at a gross initial rate of 2.1 MMCF/D from its 1,600' productive horizontal section.

•	We completed our second horizontal well in Hill County, the Ellison Estate #1H, in which we own a 50% working interest. This well tested at a gross initial rate of 1.9 MMCF/D on a 40/64-inch choke.,

•	We completed the Fortenberry #2H horizontal well in Wise County, in which we own a 37.5% working interest. This well tested at a gross initial rate of 982 MCF/D and 82 BO/D on a 33/64-inch choke.

•
We completed the Smith #2 vertical well in Cooke County, in which we own a 61.5% working interest.  This well tested at a gross initial rate of 350 BO/D and 360 MCF/D (2.5 MMCFE/D) on a 22/64-inch choke.

•
We completed drilling our third well in Hill County, the Primula South #2H, in which we own a 50% working interest.  Completion operations for this well commenced August 7, 2007. The well was successfully fracture stimulated in four stages, and we are currently flowing back completion fluids.

•	We commenced drilling our fourth well in Hill County, the Ellison Estate #2H.

•
We entered into a new $25 million loan arrangement to replace our then existing credit facility provided by GasRock Capital LLC.  The new loan arrangement was provided by four private investment funds managed by Wellington Management Company, LLP, then the largest beneficial holder of our outstanding common stock.  For more information about this loan arrangement, see Note 5 above and "Liquidity and Capital Resources" below.

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

Material Subsequent Events

2007 Equity Incentive Plan

On July 9, 2007, Westside’s Board of Directors approved the submission of Westside’s 2007 Equity Incentive Plan (the “Plan”) to the stockholders for their approval.  The Plan received stockholder approval on August 13, 2007.

Results of Operations

Quarter Ended June 30, 2007 Compared to the Quarter Ended June 30, 2006

Revenues. Revenues from sales of oil and natural gas were $1,383,449  in the second quarter of 2007 as compared to $700,849 in the second quarter of 2006.  This increase in revenues reflects the impact of higher sales volumes for both oil and natural gas and higher sales prices for natural gas.  Oil sales volumes increased from an average of 28 to 71 barrels per day, and average oil sales prices decreased from $61.04 to $60.39 per barrel.  Natural gas sales increased from an average of .9 million cubic feet per day (MMCF/D) to 1.8 MMCF/D while average natural gas sales prices increased from $5.55 to $6.13 per MCF.

Expenses. Operating expenses increased to $2,942,645 in the second quarter of 2007 from $2,880,250 in the second quarter of 2006.  This change comprises increases in production, exploration, and depreciation, depletion, and amortization expense, partially offset by a reduction in general and administrative expense.

•
Production Expense.  The increase in production expense to $715,181 for the three months ended June 30, 2007 from $312,307 for the three months ended June 30, 2006 is a function of increased production operations activities associated with an increase in producing wells and the resulting substantial increase in sales volumes which also resulted in higher oil and natural gas severance and production taxes.

•
Exploration Expense.  The increase in exploration expense to $180,125 for the three months ended June 30, 2007 from ($65) for the three months ended June 30, 2006 reflects the purchase of additional three dimensional seismic data.

•
General and Administrative Expense.  The decrease in general and administrative expense to $942,321 for the three months ended June 30, 2007 from $1,809,805 for the three months ended June 30, 2006 primarily reflects reduced stock compensation expense and the closing of Westside’s Houston office in November 2006.

•
Depreciation, depletion, and amortization expense.  The increase in depreciation, depletion and amortization expense to $1,105,018 for the three months ended June 30, 2007 from $758,203 for the three months ended June 30, 2006 reflects the substantial increase in volumes of oil and natural gas produced and the effect of increased capital investment in oil and gas properties depreciated on a units of production basis.

Index

Operating Loss. As a result of the above described revenues and expenses, we incurred an operating loss of $1,559,196 in the second quarter of 2007 as compared to an operating loss of $2,179,401 in the second quarter of 2006.

Other Income (Expense).  Other income and expense items in the second quarter of 2007 include $154,342 in interest income and $623,288 in interest expense.  The second quarter of 2006 results included $59,447 in interest income and $187,850 in interest expense. Interest expense increased in 2007 as a result of higher debt balances from the Wellington credit facility in March 2007.

Net Loss.  We incurred a net loss of $2,028,142, or $.09 per share, for the quarter ended June 30, 2007 as compared to a net loss of $2,307,804, or $0.11 per share, for the quarter ended June 30, 2006.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Financial results for the six-month period ended June 30, 2007 are not directly comparable to financial results for the six-month period ended June 30, 2006.  The completion of the EBS acquisition near the end of the first quarter of 2006 did not greatly affect the financial results for that quarter, but did greatly affected the financial results for subsequent quarters, including the first and second quarters of 2007.

Revenues. Revenues from sales of oil and natural gas were $2,298,676  in the first six months of 2007 as compared to $1,053,250 in the first six months of 2006.  This increase in revenues reflects the impact of higher sales volumes and prices for both oil and natural gas.  Oil sales volumes increased from an average of 27 to 57 barrels per day, and average oil sales prices increased from $60.52 to $60.61 per barrel.  Natural gas sales volumes increased from an average of  .7 million cubic feet per day (MMCF/D) to 1.5  MMCF/D while average natural gas sales prices increased from $5.57 to $6.25 per MCF.

Expenses. Operating expenses increased to $5,298,535 in the first six months of 2007 from $4,748,047 in the first six months of 2006.  This change comprises increases in production, exploration, and depreciation, depletion, and amortization expense, partially offset by a reduction in general and administrative expense.

•
Production Expense.  The increase in production expense to $1,213,196 for the six months ended June 30, 2007 from $523,409 for the three months ended June 30, 2006 is a function of increased production operations activities associated with an increase in producing wells and the resulting substantial increase in sales volumes which also resulted in higher oil and natural gas severance and production taxes.

•	Exploration Expense. The increase in exploration expense to $180,125 for the six months ended June 30, 2007 (2006 - $0) reflects the purchase of additional three dimensional seismic data.

•
General and Administrative Expense.  The decrease in general and administrative expense to $1,958,545 for the three months ended June 30, 2007 from $3,252,207 for the six months ended June 30, 2006 primarily reflects reduced stock compensation expense and the closing of Westside’s Houston office in November 2006.

•
Depreciation, depletion, and amortization expense.  The increase in depreciation, depletion and amortization expense to $1,946,669 for the six months ended June 30, 2007 from $972,431 for the six months ended June 30, 2006 reflects the substantial increase in volumes of oil and natural gas produced and the effect of increased capital investment in oil and gas properties depreciated on a units of production basis.

Operating Loss. As a result of the above described revenues and expenses, we incurred an operating loss of $2,999,859 in the first six months of 2007 as compared to an operating loss of $3,694,797 in the first six months of 2006.

Index

Other Income (Expense).  Other income and expense items in the first six months of 2007 include $184,545 in interest income and $1,679,421 in interest expense.  The first six months of 2006 results included $136,301 in interest income and $228,643 in interest expense. Interest expense increased in 2007 as a result of higher debt balances, the retirement of deferred financing costs associated with the Gas Rock credit facility and the addition of the Wellington credit facility

Net Loss.  We incurred a net loss of $4,494,735, or $.21 per share, for the six months ended June 30, 2007 as compared to a net loss of $3,787,139, or $0.18 per share, for the six months ended June 30, 2006.

Liquidity and Capital Resources

Cash,  Cash Equivalents, and Marketable Securities. As of June 30, 2007, we had cash, cash equivalents and marketable securities of approximately $9.3 million, representing an increase of $3.8 million from December 31, 2006.

Hedging. Under our senior secured credit facility, we were required to hedge a substantial portion of our reserves. In March 2006, we entered into swap contracts covering approximately 75% of our projected production through March 2008 from our proved developed producing reserves estimated as of December 31, 2005 based on a report prepared by LaRoche Petroleum Consultants, Ltd., a third-party engineering firm. The prices stated in the swap contracts were $8.05 per MMBtu for natural gas and $66.15 per barrel for oil. In the first quarter of 2007, we added additional hedge positions, extending from February 2007 to December 2008. The prices stated in these swap contracts were $7.45 per MMBtu of natural gas and $55.50 per barrel of oil.

Senior Secured Financing. In March 2006, we entered into a $45 million senior secured revolving credit facility with GasRock Capital LLC (“GasRock”). In connection with our acquisition of EBS Oil and Gas Partners Production Company L.P. and its affiliated operations company, we borrowed approximately $5.3 million under the GasRock credit facility for payments at closing, approximately $1.6 million to discharge certain of the acquired companies' indebtedness, and amounts for reimbursement of costs related to previous drilling and future development drilling. Subsequently, we borrowed an additional amount of approximately $10 million under the GasRock credit facility. During March 2007, we entered into a new loan arrangement to replace the GasRock facility, which was paid off and terminated. The new loan arrangement was provided by four private investment funds managed by Wellington Management Company, LLP, then the largest beneficial holder of our outstanding common stock. The new loan arrangement:

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

•	bears annual interest at 10.0% (or in the case of default, 12.0%) annually;
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

Index

We continually evaluate our capital needs and compare them to our capital resources. Our budgeted project expenditures for 2007 are approximately $15.0 million and are to be used primarily for drilling and development of our properties. We expect to fund these expenditures from available cash and revenue generated during 2007 and, if necessary, from additional financings. The level of project expenditures is largely discretionary and the amount of funds devoted to any activity may increase or decrease depending on available opportunities, commodity prices, cash flows, development results and other considerations.

We believe that our available cash and access to additional financial resources will be sufficient to enable us to pursue our business plans for the next 12 months.

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

Index

Revenue Recognition

We record natural gas and oil revenues using the entitlement method of accounting for production, in which any excess amount received by us above our share of production is treated as a liability. If we receive less than our share of production, the underproduction is recorded as an asset. We did not have an imbalance position relative to volumes or values at June 30, 2007.

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

Stock-Based Compensation

Compensation expense has been recorded for common stock grants based on the fair value of the common stock on the measurement date. Statement of Financial Accounting Standards No. 123 (R), "Share-Based Payments," or "SFAS No. 123 (R)," establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123 (R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. SFAS No. 123 (R) was effective for us as of the beginning of 2006 and has had no impact on our financial statements, because the only equity compensation that we have previously made is in the form of grants of common stock, which are recorded at fair value.

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

Our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) have improved significantly during the last two and one-half years. The improvements include the expansion of the Board of Director's on March 31, 2005 to include three independent directors, each of whom was appointed a member of the Audit Committee, and the addition to staff of a Chief Financial Officer/Principal Accounting Officer, who initially also served as our Controller.  Systems improvements include the installation of a more robust accounting system specifically designed to meet the needs of an oil and gas company. The Audit Committee members were actively involved in reviews of the financial statements for each of the quarters since March 2005. The Chairman of the Audit Committee met with our independent auditors in May 2005, and the independent auditors met with the full Audit Committee on March 28, 2006 and March 29, 2007. The addition of a Chief Financial Officer has allowed us to enhance controls over the authorization, recording, processing and reporting of transactions. Additional accounting staff, including an operational controller, joined us as a result of the EBS transaction, enhancing our ability to segregate duties and improve our internal controls.

During the quarter ended June 30, 2007, our internal controls over financial reporting were further enhanced with the addition to the accounting staff of a member designated as our Corporate Controller, a CPA with an extensive background in the oil and gas industry and in financial systems, controls and reporting.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not now a party to any legal proceeding requiring disclosure in accordance with the rules of the U.S. Securities and Exchange Commission.  In the future, we may become involved in various legal proceedings from time to time, either as a plaintiff or as a defendant, and either in or outside the normal course of business.  We are not now in a position to determine when (if ever) such a legal proceeding may arise. If we ever become involved in such a legal proceeding, our financial condition, operations, or cash flows could be materially and adversely affected, depending on the facts and circumstances relating to such proceeding.

Index

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the second quarter of 2007, a stockholder of ours exercised warrants issued during the second quarter of 2004 to purchase 40,000 shares of our common stock at a per-share price of $.50. The issuance of the common stock is claimed to be exempt pursuant to Rule 506 of Regulation D under the Securities Act of 1933 (the "Act"). No advertising or general solicitation was employed in offering these securities. The offering and sale were made only to an accredited investor, and subsequent transfers were restricted in accordance with the requirements of the Act.

ITEM 5. OTHER INFORMATION.

On August 13, 2007, the Company’s stockholders at their 2007 annual meeting undertook the following actions:

(a)           Re-elected the following persons as the Company's five directors: Craig S. Glick, Douglas G. Manner, John T. Raymond, Keith D. Spickelmier, and Herbert C. Williamson; and

(b)           Approved the Company's 2007 Equity Incentive Plan; and

(c)           Approved the appointment of Malone & Bailey, PC as the Company's independent public accountants for fiscal 2007.

ITEM 6.  EXHIBITS

(a)           The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number   Description

1	23.01	Consent of LaRoche Petroleum Consultants, Ltd.
2	31.01	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
3	31.02	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
4	32.01	Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
5	32.02	Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Small Business Issuer has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTSIDE ENERGY CORPORATION
(Small Business Issuer)

By:	/s/Douglas G. Manner
Douglas G. Manner,
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Sean J. Austin
Sean J. Austin,
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
August 15, 2007