Form 10QSB
period 2007-09-30
WESTSIDE ENERGY CORP
filed 2007-11-14
CIK 1024109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: September 30, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _________

Commission file number: 0-49837

WESTSIDE ENERGY CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	88-0349241
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3131 Turtle Creek Blvd, Ste 1300, Dallas, TX	75219
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock, $.01 par value, outstanding as of November 13, 2007: 25,200,274 shares

Transitional Small Business Disclosure Format (check one):   Yes ☐ No ☒

WESTSIDE ENERGY CORPORATION
PERIOD ENDED SEPTEMBER 30, 2007

Index

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Westside Energy Corporation
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets
Cash	$4,039,911	$5,003,803
Certificates of deposit and escrow account	27,887	27,887
Marketable securities	-	425,000
Accounts receivable net of allowance for doubtful accounts of $252,000 and $202,000	4,535,412	5,189,504
Derivative asset	6,833	169,885
Prepaid assets	22,785	122,914
Total current assets	8,632,828	10,938,993

Oil and gas properties, using successful efforts accounting
Proved properties	33,379,181	23,681,084
Unproved properties	13,541,869	10,319,150
Accumulated depreciation depletion and amortization	(9,019,866)	(10,851,176)
Net oil and gas properties	37,901,184	23,149,058

Deferred financing costs net of accumulated amortization of $78,144 and $66,593	250,069	265,907
Property and equipment, net of accumulated depreciation of $129,026 and $92,656	113,952	150,322

TOTAL ASSETS	$46,898,033	$34,504,280

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$6,821,783	$7,171,069
Derivative liability	20,564	-
Short term portion of debt	-	3,997,500
Total current liabilities	6,842,347	11,168,569

Non-current liabilities
Asset retirement obligation	158,920	153,487
Long term portion of debt, net of unamortized discount of $207,134 and $404,325	27,425,366	7,609,057

TOTAL LIABILITIES	34,426,633	18,931,113

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized, 22,490,526 and 21,461,909 shares issued and outstanding	224,906	214,619
Additional paid-in capital	37,858,371	34,501,241
Accumulated other comprehensive income - unrealized gain (loss) on derivative instruments	(13,731)	169,885
Accumulated deficit	(25,598,146)	(19,312,578)
Total stockholders' equity	12,471,400	15,573,167

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$46,898,033	$34,504,280

See accompanying notes to consolidated financial statements.

Index

Westside Energy Corporation
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Oil and gas sales	$1,645,412	$1,752,816	$3,944,088	$2,806,066

Expenses
Production	433,519	537,260	1,646,715	1,060,669
Exploration	473,058	-	653,183	-
General and administrative	852,612	1,654,651	2,811,157	4,906,858
Depreciation depletion and amortization	1,136,823	662,738	3,083,492	1,635,169

Total Expenses	2,896,012	2,854,649	8,194,547	7,602,696

Loss from operations	(1,250,600)	(1,101,833)	(4,250,459)	(4,796,630)

Other Income (Expense)
Interest income	97,581	42,414	282,126	178,723
Interest expense	(637,815)	(254,981)	(2,317,236)	(483,624)

Total Other Income (Expense)	(540,234)	(212,567)	(2,035,110)	(304,901)

NET LOSS	$(1,790,834)	$(1,314,400)	$(6,285,569)	$(5,101,531)

Other Comprehensive Income:
Unrealized gain (loss) on derivative instruments	43,441	222,965	183,616	167,253
Total Comprehensive Loss	$(1,747,393)	$(1,091,435)	$(6,101,953)	$(4,934,278)

Basic and diluted loss per common share	$(0.08)	$(0.06)	$(0.29)	$(0.24)
Weighted average common shares outstanding	21,563,574	21,233,957	21,522,570	20,899,406

See accompanying notes to consolidated financial statements.

Index

Westside Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2007	2006

Net loss	$(6,285,569)	$(5,101,531)
Adjustments to reconcile net loss to cash flow from operating activities:
Stock based compensation	213,478	651,474
Amortization of discount on note payable	64,727	25,576
Depreciation, depletion and amortization	2,952,849	1,635,169
Accretion of asset retirement obligation	5,374	-
Amortization of deferred financing cost	748,376	16,610
Changes in:	-
Accounts receivable	654,192	4,903,617
Prepaid assets	100,129	(496,440)
Accounts payable and accrued expenses	(343,203)	(7,744,955)
NET CASH USED IN OPERATING ACTIVITIES	(1,889,647)	(6,110,480)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired on acquistion of EBS	-	955,774
Advances to EBS	-	(3,644,754)
Proceeds from sale of marketable securities	425,000	575,000
Purchase of office equipment	-	(151,087)
Capital expenditures for oil and gas properties	(14,842,651)	(10,840,865)
NET CASH USED IN INVESTING ACTIVITIES	(14,417,651)	(13,105,932)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net	50,000	11,040,207
Proceeds from loan - related party	25,000,000	14,887,500
Proceeds from loan - unrelated party	2,632,500	-
Deferred financing cost	(328,213)	-
Payments on note	(12,010,881)	(405,757)
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,343,406	25,521,950

NET CHANGE IN CASH	(963,892)	6,305,538

CASH BALANCES
Beginning of period	5,003,803	604,411
End of period	$4,039,911	$6,909,949

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$404,325	$183,129
Income taxes paid	-	-

NON CASH DISCLOSURES
Discount on note payable	$271,861	$182,000
Change in derivative liability	183,616	222,965
Deferred stock compensation	213,478	705,073
Common Stock Issued to Gulftex for Oil & Gas Properties	3,010,000	-
Stock issued for debt	-	20,000

See accompanying notes to consolidated financial statements.

Index

WESTSIDE ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Westside Energy Corporation (“Westside”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Westside's latest annual report filed with the SEC on Form 10-KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2006, as reported in Form 10-KSB, have been omitted.

Westside’s consolidated financial statements include the accounts of Westside and its wholly and majority owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Westside’s undivided interests in unincorporated oil and gas exploration and production ventures are proportionately consolidated.

NOTE 2 - CONCENTRATION OF RISK

At September 30, 2007, Westside's cash in financial institutions exceeded the federally insured deposits limit by $3,939,911.

NOTE 3 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

We record trade accounts receivable at the amount we invoice our customers. These accounts do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable as of the balance sheet date. We determine the allowance based on the credit worthiness of our customers and general economic conditions. Consequently, an adverse change in those factors could affect our estimate of our allowance for doubtful accounts. We review our allowance for doubtful accounts quarterly.  Balances more than 90 days past due are reviewed individually for collectibility. We charge off account balances against the allowance after we have exhausted all reasonable means of collection and determined that the potential for recovery is remote. We do not have any off-balance sheet credit exposure related to our customers.

Index

We recorded bad debt expense of approximately $25,000 during the quarter ended September 30, 2007 due to an increase in past due balances owed to us by several small working interest owners in certain of our North Program area wells.    As a result, our allowance for doubtful accounts increased from $227,000 at June 30, 2007, to approximately $252,000 at September 30, 2007.

NOTE 4 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On March 17, 2006, Westside entered into fixed oil and natural gas price swap agreements (“Swaps”) in order to provide a measure of stability to Westside's cash flows due to volatile oil and natural gas prices and to manage our exposure to commodity price risk.

Westside evaluated the Swaps pursuant to the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and determined that the Swaps qualify for cash-flow hedge accounting treatment.

These Swaps cover a portion of the Company’s oil and natural gas production through December 31, 2008 and the details are summarized below:

Production Period	Type of Instrument	Total Volume	Average Fixed Price	Fair Value
2007	Oil Fixed Price Swap	2,000 bbls	$55.50	$(48,294)
2008	Oil Fixed Price Swap	2,000 bbls.	$66.15	$(24,580)
2008	Gas Fixed Price Swap	200,000 MMBtu	$7.60	$59,143

For the period ended September 30, 2007, Westside recognized a derivative liability of $13,731, with the change in fair value reflected in accumulated comprehensive loss.

NOTE 5 – ACQUISITION OF ADDITIONAL MINERAL INTERESTS FROM GULFTEX OPERATING, INC. AND TD ENERGY SERVICES, INC.

On September 25, 2007, Westside acquired from Gulftex Operating, Inc. and TD Energy Services, Inc. ("Sellers”) various working interests in five producing wells and on leases covering an aggregate of 1,400 gross acres in Denton, Johnson, and Tarrant Counties, Texas. The aggregate consideration remitted by Westside for these assets was valued at $5,010,000 and represented a combination of cash borrowed pursuant to the Knight Note (see Notes 7 and 8 below) and stock (see Note 9 below).

NOTE 6 – ASSET RETIREMENT OBLIGATION

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

Westside evaluates its ARO each quarter and records changes in the ARO and ARC resulting from the addition of wells and changes in estimates that affect the estimated cash outflows associated with the abandonment of each well.

Index

During the third quarter of 2007, Westside revised its estimated ARO pursuant to a revision in the amount of expected cash outflows to settle the ARO and incurred additional liabilities associated with additional wells spudded and wells obtained in the acquisition of properties from Sellers (see Note 5 above).  The revaluation resulted in an increase in the ARO and ARC of $12,181, and the addition of liabilities associated with new wells and the acquisition of certain properties resulted in an increase in the ARO and ARC of $75,317

At September 30, 2007, the net present value of Westside’s ARO was estimated to be $158,920 ($102,542 in 2006) with the undiscounted value being $844,610.  Assumptions used in calculating the net present value and accretion of the ARO are estimated reserve lives and a discount rate of 10.56%.

The change in the ARO from December 31, 2006 is as follows:

December 31, 2006 Balance	$153,487
Revision of Estimate	(87,756)
Liabilities Incurred	87,815
Accretion Expense	5,374
September 30, 2007 Balance	$158,920

NOTE 7 – LONG TERM DEBT – UNRELATED PARTY

On September 20, 2007, Westside entered into an unsecured Revolving Note with Knight Energy Group II (“Knight”) with a maturity date of September 1, 2008 (the “Knight Note”).  On November 12, 2007, a Note Modification Agreement was executed which extended the maturity of the Knight Note to March 31, 2009.  Under the terms of the Knight Note, Westside may borrow up to $8 million at a floating interest rate equal to the thirty day London Interbank Offer Rate (“LIBOR”) plus five percent per annum.  At September 30, 2007, the interest rate under the Knight Note was 10.5%.  Interest is due and payable monthly, in arrears, on the first day of each month beginning October 1, 2007.  As a condition to a draw against the Knight Note, Westside must provide a detailed Authorization for Expenditures (an “AFE”).

Because of the extended maturity of the Knight Note, the Knight Note has been classified as long term in the accompanying balance sheet.

NOTE 8 – LONG TERM DEBT – RELATED PARTY

On March 27, 2007, Westside closed a $25 million senior secured loan (the “Senior Secured Loan”) from four entities managed by Wellington Management Company, LLP to replace the credit facility previously provided by GasRock Capital, LLC.

As a result of the Senior Secured Loan, all previously deferred financing costs and original issue discounts associated with the loan provided by Gas Rock Capital, LLC of $670,232 were recorded in the first quarter of 2007 as a component of interest expense.

The Senior Secured Loan was provided by four private investment funds managed by Wellington Management Company, LLP, then the largest beneficial holder of Westside’s outstanding common stock. The Senior Secured Loan:

•	provided $25 million in funds, which were advanced in their entirety upon completion of the Senior Secured Loan;
•	is secured by a first lien on all of the oil and gas properties comprising Westside’s Southeast and Southwest Programs (as defined in the loan agreement);
•
grants to the lenders the right to receive a lien in any and all of the proceeds received upon the sale of a property comprising Westside’s North Program (as defined in the loan agreement) or any subsequent property acquired with such proceeds;

Index

•	bears annual interest at 10.0% (or, in the case of default, 12.0%) annually;
•
grants to the lenders a three percent (3.0%) overriding royalty interest (proportionately reduced to Westside’s working interest) in all oil and gas produced from the properties then comprising Westside’s Southeast and Southwest Programs;

•	contains limiting operating covenants;
•	contains events of default arising from failure to timely repay principal and interest or comply with certain covenants; and
•	requires the repayment of the outstanding balance of the loan in March 2009.

Westside recorded a discount of $271,861 related to the conveyance of the overriding royalty interest discussed above. As of September 30, 2007, $64,727 of this discount had been amortized as a component of interest expense. Westside incurred fees and other costs directly associated with this loan agreement of $328,213.  These fees have been recorded as deferred financing costs. As of September 30, 2007, $78,144 of these deferred financing costs had been amortized as a component of interest expense. Both the discount and deferred financing costs are being amortized over the expected term of the note using the effective interest method.

In connection with the loan represented by the Knight Note (the “Knight Loan”), Westside and the lenders under the Senior Secured Loan entered into an amendment to the Senior Secured Loan, effective September 20, 2007.  The amendment permitted the Knight Loan, but required that any amounts borrowed pursuant to the Knight Loan be used only for (1) the acquisition of oil and gas properties from Gulftex Operating, Inc., (2) the development of existing oil and gas properties, and (3) the payment of interest becoming owed on either the Senior Secured Loan or the Knight Loan.

Westside analyzed these instruments for derivative accounting consideration under SFAS 133 and EITF 00−19 and determined that derivative accounting is not applicable.

NOTE 9 – EQUITY

Westside had the following equity transactions for the nine-month period ended September 30, 2007:

•	Warrants to purchase 100,000 shares were exercised for aggregate proceeds to Westside of $50,000.
•
88,950 shares of common stock were awarded for current and future services to be earned evenly over the next three years.  Of these shares, 7,950 were awarded to directors, 51,000 were awarded to employees, and 30,000 were awarded to a consultant.  Westside recognized $213,477 in expense for the amortization of shares awarded for future compensation.

•	The termination of the engagement of a contractor who had previously been issued shares resulted in the cancellation of 13,333 shares previously issued for future services.
•
904,000 shares of common stock were issued on October 2, 2007, to Sellers as the Stock Consideration component, totaling $3,010,000 in market value, of the purchase price for assets that Westside purchased pursuant to the Purchase and Sale Agreement among Westside and Sellers dated September 25, 2007 (See Note 5 above).

NOTE 10 - PURCHASE OF EBS OIL AND GAS PARTNERS PRODUCTION COMPANY, L.P.

On March 15, 2006, Westside acquired EBS Oil and Gas Partners Production Company, L.P. and EBS Oil and Gas Partners Operating Company, L.P. (collectively "EBS"). The acquired EBS assets consisted (in part) of rights in approximately 9,837 gross acres and an approximately one-sixth interest in Tri-County Gathering, a pipeline system serving part of the Barnett Shale area. The interest in the pipeline system was sold in November 2006 for $5,000,000.

Index

The purchase price for the acquisition consisted of an initial purchase price paid at closing (the "Initial Purchase Price") and additional consideration to be paid after closing (the "Additional Consideration").  The Initial Purchase Price was set at $9,804,839, subject to certain adjustments. The adjustments included a reduction in the Initial Purchase Price for all debt owed by EBS, including (a) indebtedness in the approximate amount of $5,850,000 owed by EBS to Westside, and (b) indebtedness in the approximate amount of $1,600,000 owed by EBS to a third party (the “Third Party Loan”). After making adjustments, Westside paid in cash at the closing approximately $151,000 to the Class B partners of EBS and settled an EBS payable in the amount of approximately $294,000, and Westside received a credit in the approximate amount of $1,700,000 against the future payment of the Additional Consideration. Funding for the cash paid at the closing and the retirement of the Third Party Loan was provided from Westside's available cash and by GasRock Capital LLC ("GasRock") pursuant to an Advancing Term Credit Agreement (the "Credit Agreement"). The additional consideration was resolved and finalized in 2006.

The following unaudited pro forma information assumes the acquisition of EBS occurred as of January 1, 2006. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the entire period presented.

Nine-month period ended September 30, 2006:

	As Reported	Pro- Forma

Revenues	$2,806,066	$3,474,848

Net Loss	$(5,101,531)	$(5,620,632)

Loss Per Share	$(0.24)	$(0.25)

NOTE 11 -  SUBSEQUENT EVENT.

Private Placement.  During November 2007, we completed the private placement of an aggregate of 2,456,140 shares of our common stock, $.01 par value, at a price of $2.85 per share. The cash offering resulted in approximately $7.0 million in gross proceeds.  We incurred various miscellaneous costs believed to be immaterial in connection with the consummation of this placement.  The shares were issued to a total of three investors that included (a) two private investment funds managed by Wellington Management, LLC (“Wellington”), and (b) Knight Energy Group II, LLC ("Knight").  Wellington has in the past been the largest beneficial holder of our outstanding common stock, and (by the acquisition by the two funds managed by Wellington of shares pursuant to the Purchase Agreement) Wellington has once again become the largest beneficial holder of our outstanding common stock. Moreover, Knight recently provided an unsecured revolving credit facility in an aggregate amount of up to $8 million.

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

General

Westside Energy Corporation is an independent exploration and production company based in Dallas, Texas.  Our operations are focused in the Barnett Shale in North Central Texas.   As of September 30, 2007, we owned 82,071 gross (68,158 net) acres in the Barnett Shale, 78,866 gross (66,077 net) of which were undeveloped.  As of September 30, 2007, our average daily net production was approximately 2.1 MMCFE per day; and we had working interests in 49 gross (15.4 net) producing wells.

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

Listed below are key Company events that have occurred since June 30, 2007:

•	We completed our fourth well in Hill County, the Ellison Estate #2H, in which we own a 46.95% working interest. This well was successfully completed and tested at a gross initial rate of 2.5 MMCF/D.

•
We successfully drilled and completed the Ellison Estate #3H, our fifth Hill County well, in which we own a 46.95% working interest.  This well was successfully completed and tested at a gross initial rate of 1.5 MMCF/D.

•	We are currently drilling the Ellison Estate #4H well, in which we own a 46.95% working interest.

•	Activity related to farmout arrangements include:
	•	The Patricia Barnett #1 well, in which we own a carried working interest of 10% of that of the carrying party is currently being drilled.
	•	The Elam #2 well, in which we own a 10% working interest, is currently being completed.
	•	The Seay #1H well, in which we own a 2% working interest, is a horizontal completion and commenced production in August 2007.
	•	The Gray #1H well, in which we own a 2% working interest, is a horizontal completion and commenced production in June 2007.
	•	The Hawk Littell #1 well, in which we own a 42.67% working interest, was recompleted to the Marble Falls formation and began production in August 2007.

•
Activity related to Devon Energy Corporation operated interests acquired in September 2007 from Gulftex Operating, Inc. and TD Energy Services, Inc., in which we own a 43.75% working interest, include:

	•	The Alfred Kennon #3H well achieved first natural gas sales on October 16, 2007.
	•	The Alfred Kennon #4H well achieved first natural gas sales on November 5, 2007.
	•	The Alfred Kennon #5H well achieved first natural gas sales on October 22, 2007.
	•	Drilling of the Alfred Kennon #6H well has been completed, and the well is awaiting fracture stimulation.
	•	Drilling of the Alfred Kennon #7H well has been completed, and the well is awaiting fracture stimulation.

Index

•	On October 3, 2007, first gas sales were achieved from the Schmidt #3H well, in which we own a 24% working interest. This well tested at a gross initial rate of 2.6 MMCF/D.

•	On September 20, 2007, first gas sales were achieved by the Martin #1H well, in which we own a 2.5% working interest.

•
On September 20, 2007, Westside entered into an unsecured Revolving Note with Knight Energy Group II (“Knight”) with a maturity date of September 1, 2008 (the “Knight Note”).  Under the terms of the Knight Note, Westside may borrow up to $8 million at a floating interest rate equal to the thirty day London Interbank Offer Rate (“LIBOR”) plus five percent per annum.  Interest is due and payable monthly, in arrears, on the first day of each month beginning October 1, 2007.

•
On November 12, 2007, Westside and Knight executed a Note Modification Agreement extending the maturity of the Knight Note from September 1, 2008, to March 31, 2009.  No other terms of the Knight Note were changed by the Note Modification Agreement.

•
We consummated a Purchase and Sale Agreement with Gulftex Operating, Inc. and TD Energy Services, Inc. (“Sellers”) whereby we purchased various working interests in five producing wells and leasehold covering an aggregate of 1,400 gross acres in Denton, Johnson, and Tarrant Counties, Texas, on  for $5,010,000, comprising cash of $2 million and 904,000 common shares.

•
In connection with the transaction with Gulftex Operating, Inc. and TD Energy Services, Inc., discussed above, and in conjunction with obtaining the Knight Note to partially fund the transaction, Westside and the lenders under the Senior Secured Loan entered into an amendment to the Senior Secured Loan, effective September 20, 2007.  The amendment permitted the Knight Note, but required that any amounts borrowed pursuant to the Knight Note be used only for (1) the acquisition of oil and gas properties from GulfTex Operating Inc. and TD Energy Services, (2) the development of existing oil and gas properties, and (3) the payment of interest becoming owed on either the Senior Secured Loan or the Knight Note.

•
During November 2007, we completed the private placement of an aggregate of 2,456,140 shares of our common stock, $.01 par value, at a price of $2.85 per share. The cash offering resulted in approximately $7.0 million in gross proceeds.  We incurred various miscellaneous costs believed to be immaterial in connection with the consummation of this placement.  The shares were issued to a total of three investors that included (a) two private investment funds managed by Wellington Management, LLC (“Wellington”), and (b) Knight Energy Group II, LLC ("Knight").  Wellington has in the past been the largest beneficial holder of our outstanding common stock, and (by the acquisition by the two funds managed by Wellington of shares pursuant to the Purchase Agreement) Wellington has once again become the largest beneficial holder of our outstanding common stock. Moreover, Knight recently provided an unsecured revolving credit facility in an aggregate amount of up to $8 million.

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

Results of Operations

Quarter Ended September 30, 2007 Compared to the Quarter Ended September 30, 2006

Revenues. Revenues from sales of oil and natural gas were $1,645,412 in the third quarter of 2007 as compared to $1,752,816 in the third quarter of 2006.  This decrease in revenues reflects the impact of decreased sales volumes for oil partially offset by increased natural gas sales volumes and increased sales prices for oil and natural gas   Oil sales volumes decreased from an average of 117 to 81 barrels per day, and average oil sales prices increased from $66.91 to $70.30 per barrel.  Natural gas sales volumes increased from an average of 1.5 million cubic feet per day (MMCF/D) to 2.2 MMCF/D while average natural gas sales prices increased from $5.39 to $5.72 per MCF.

Expenses. Operating expenses increased to $2,896,012 in the third quarter of 2007 from $2,854,649 in the third quarter of 2006.  This change comprises increases in exploration and depreciation, depletion and amortization expenses, partially offset by decreases in production and general and administrative expenses.

•
Production Expense.  The decrease in production expense to $433,519 for the three months ended September 30, 2007 from $537,260 for the three months ended September 30, 2006 is a function of decreased well maintenance costs and decreased severance taxes partially offset by expenses related to increased production operations activities associated with an increase in the number of producing wells.

•
Exploration Expense.  The increase in exploration expense to $473,058 for the three months ended September 30, 2007 from $0 for the three months ended September 30, 2006 reflects the purchase of additional three-dimensional seismic data covering leaseholds in Hill and Ellis Counties and the right to shoot seismic in Mills County, all of which was expensed immediately under successful efforts accounting.

•
General and Administrative Expense.  The decrease in general and administrative expense to $852,612 for the three months ended September 30, 2007 from $1,654,651 for the three months ended September 30, 2006 primarily reflects reduced stock compensation, contract labor, and other overhead expenses.

•
Depreciation, depletion and amortization expense.  The increase in depreciation, depletion and amortization expense to $1,136,823 for the three months ended September 30, 2007 from $662,738 for the three months ended September 30, 2006 reflects the substantial increase in volumes of natural gas produced and the effect of increased capital investment in oil and gas properties depreciated on a units of production basis.

Index

Operating Loss. As a result of the above described revenues and expenses, we incurred an operating loss of $1,250,600 in the third quarter of 2007 as compared to an operating loss of $1,101,833 in the third quarter of 2006.

Other Income (Expense).  Other income and expense items in the third quarter of 2007 include $97,581 in interest income and $637,815 in interest expense.  The third quarter of 2006 results included $42,414 in interest income and $254,981 in interest expense. Interest expense increased in 2007 as a result of higher debt balances due to additional funding from the Senior Secured Loan facility in March 2007 and the Knight Note facility in September 2007.

Net Loss.  We incurred a net loss of $1,790,834, or $.08 per share, for the quarter ended September 30, 2007 as compared to a net loss of $1,314,400, or $0.06 per share, for the quarter ended September 30, 2006.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Financial results for the nine-month period ended September 30, 2007 are not directly comparable to financial results for the nine-month period ended September 30, 2006.  The completion of the EBS acquisition near the end of the first quarter of 2006 did not greatly affect the financial results for that quarter, but did greatly affect the financial results for subsequent quarters, including the first three quarters of 2007.

Revenues. Revenues from sales of oil and natural gas were $3,944,088 in the first nine months of 2007 as compared to $2,806,066 in the first nine months of 2006.  This increase in revenues reflects the impact of higher sales volumes for both oil and natural gas with higher natural gas sales prices but slightly lower oil sales prices.  Oil sales volumes increased from an average of 57 to 64 barrels per day, and average oil sales prices decreased from $64.87 to $64.55 per barrel.  Natural gas sales volumes increased from an average of 950 thousand cubic feet per day (MCF/D) to 1.7 MMCF/D while average natural gas sales prices increased from $5.48 to $6.02 per MCF.

Expenses. Operating expenses increased to $8,194,547 in the first nine months of 2007 from $7,602,696 in the first nine months of 2006.  This change comprises increases in production, exploration, and depreciation, depletion and amortization expense, and a decrease in general and administrative expense.

•
Production Expense.  The increase in production expense to $1,646,715 for the nine months ended September 30, 2007 from $1,060,669 for the nine months ended September 30, 2006 is a function of increased production operations activities associated with an increase in producing wells and the resulting substantial increase in sales volumes which also resulted in higher oil and natural gas severance and production taxes.

•
Exploration Expense.  The increase in exploration expense to $653,183 for the nine months ended September 30, 2007 (2006 - $0) reflects the purchase of additional three-dimensional seismic data covering leaseholds in Hill and Ellis Counties, which was expensed immediately under successful efforts accounting.

•
General and Administrative Expense.  The decrease in general and administrative expense to $2,811,157 for the nine months ended September 30, 2007 from $4,906,858 for the nine months ended September 30, 2006 primarily reflects reduced stock compensation, contract labor, and other overhead expenses.

•
Depreciation, depletion, and amortization expense.  The increase in depreciation, depletion and amortization expense to $3,083,492 for the nine months ended September 30, 2007 from $1,635,169 for the nine months ended September 30, 2006 reflects the substantial increase in volumes of oil and natural gas produced and the effect of increased capital investment in oil and gas properties depreciated on a units of production basis.

Operating Loss.  As a result of the above described revenues and expenses, we incurred an operating loss of $4,250,549 in the first nine months of 2007 as compared to an operating loss of $4,796,630 in the first nine months of 2006.

Index

Other Income (Expense).  Other income and expense items in the first nine months of 2007 include $282,126 in interest income and $2,317,236 in interest expense.  The first nine months of 2006 results included $178,723 in interest income and $483,624 in interest expense. Interest expense increased in 2007 as a result of higher debt balances, the retirement of deferred financing costs associated with the Gas Rock credit facility and the addition of the Wellington credit facility in March 2007 and the Knight Note facility in September 2007.

Net Loss.  We incurred a net loss of $6,285,569, or $.29 per share, for the nine months ended September 30, 2007 as compared to a net loss of $5,101,531, or $0.24 per share, for the nine months ended September 30, 2006.

Liquidity and Capital Resources

Cash, Cash Equivalents, and Marketable Securities.  As of September 30, 2007, we had cash, cash equivalents and marketable securities of approximately $4.1 million, representing a decrease of $1.4 million from December 31, 2006.

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

Private Placement.  During November 2007, we completed the private placement of an aggregate of 2,456,140 shares of our common stock, $.01 par value, at a price of $2.85 per share. The cash offering resulted in approximately $7.0 million in gross proceeds.  We incurred various miscellaneous costs believed to be immaterial in connection with the consummation of this placement.  The shares were issued to a total of three investors that included (a) two private investment funds managed by Wellington Management, LLC (“Wellington”), and (b) Knight Energy Group II, LLC ("Knight").  Wellington has in the past been the largest beneficial holder of our outstanding common stock, and (by the acquisition by the two funds managed by Wellington of shares pursuant to the Purchase Agreement) Wellington has once again become the largest beneficial holder of our outstanding common stock.  Moreover, Knight recently provided an unsecured revolving credit facility in an aggregate amount of up to $8.0 million.

Senior Secured Financing.  In March 2006, we entered into a $45 million senior secured revolving credit facility with GasRock Capital LLC (“GasRock”). In connection with our acquisition of EBS Oil and Gas Partners Production Company L.P. and its affiliated operations company, we borrowed approximately $5.3 million under the GasRock credit facility for payments at closing, approximately $1.6 million to discharge certain of the acquired companies' indebtedness, and amounts for reimbursement of costs related to previous drilling and future development drilling. Subsequently, we borrowed an additional amount of approximately $10 million under the GasRock credit facility. During March 2007, we entered into a new loan arrangement to replace the GasRock facility, which was paid off and terminated. The new loan arrangement (“Senior Secured Loan”) was provided by four private investment funds (“Senior Secured Lenders”) managed by Wellington Management Company, LLP, then the largest beneficial holder of our outstanding common stock. The new loan arrangement:

•	provided $25 million in funds, which were advanced in their entirety upon completion of the new loan arrangement;
•	is secured by a first lien on all of the oil and gas properties comprising our Southeast and Southwest Programs (as defined in the loan agreement);
•
grants to Senior Secured Lenders the right to receive a lien in any and all of the proceeds received upon the sale of a property comprising our North Program (as defined in the loan agreement) or any subsequent property acquired with such proceeds;

•	bears annual interest at 10.0% (or in the case of default, 12.0%) annually;
•
grants to the lenders a three percent (3.0%) overriding royalty interest (proportionately reduced to our working interest) in all oil and gas produced from the properties then comprising our Southeast and Southwest Programs (please see Note 8 to Consolidated Financial Statements);

•	contains limiting operating covenants;
•	contains events of default arising from failure to timely repay principal and interest or comply with certain covenants; and
•	requires the repayment of the outstanding balance of the loan in March 2009.

On September 20 2007, we amended the Senior Secured Loan in conjunction with a transaction with Gulftex Operating, Inc. and TD Energy Services, Inc. (“Sellers”) to permit us to borrow funds pursuant to an unsecured note issued by Knight Energy Group II, LLC (“Knight”).  The amendment requires that any amounts borrowed pursuant to the loan from Knight be used only for (1) the acquisition of oil and gas properties from Sellers, (2) the development of existing oil and gas properties, and (3) the payment of interest becoming owed on either the Senior Secured Loan or the loan from Knight.

Unsecured Revolving Note.  On September 25, 2007, we entered into a Purchase and Sale Agreement with Sellers by which we acquired various working interests in five producing wells and other leasehold in Denton, Johnson, and Tarrant Counties, Texas, for aggregated consideration valued at $5,010,000.    We funded the acquisition through a combination of cash borrowed pursuant to an unsecured Revolving Note with Knight with a maturity date of September 1, 2008 modified by Note Modification Agreement executed November 12, 2007, to March 31, 2009 (the “Knight Note”) and 904,000 shares of common stock. The cash portion was paid to Sellers from the Knight Note proceeds in the amount of $2 million.  Under the terms of the Knight Note, Westside may borrow up to $8 million at a floating interest rate equal to the thirty day London Interbank Offer Rate (“LIBOR”) plus five percent per annum.  Interest is due and payable monthly, in arrears, on the first day of each month beginning October 1, 2007.  As a condition for each draw against the Knight Note, we must provide Knight a detailed Authorization for Expenditures.

Index

We continually evaluate our capital needs and compare them to our capital resources. Our budgeted project expenditures for 2007, exclusive of expenditures to acquire and continue to develop the Sellers’ interests, are approximately $15 million. We expect to fund these expenditures from available cash, revenue generated during 2007, and from additional financings. The level of project expenditures is largely discretionary and the amount of funds devoted to any activity may increase or decrease depending on available opportunities, commodity prices, cash flows, development results and other considerations.

We believe that our available cash and access to additional financial resources will be sufficient to enable us to pursue our business plans for the next 12 months.

Critical Accounting Policies and Estimates

The above discussion of our financial condition and results of operations is based on the information reported in our financial statements. The preparation of our financial statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities as of the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant accounting policies are detailed in the footnotes to our financial statements included in this Quarterly Report. We have outlined below certain of these policies that have particular importance to the reporting of our financial condition and results of operations and that require the application of significant judgment by our management.

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

Index

Revenue Recognition

We record natural gas and oil revenues using the entitlement method of accounting for production, in which any excess amount received by us above our share of production is treated as a liability. If we receive less than our share of production, the underproduction is recorded as an asset. We did not have an imbalance position relative to volumes or values at September 30, 2007.

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

Trade Accounts Receivable

We record trade accounts receivable at the amount we invoice our joint venture partners. These accounts do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable as of the balance sheet date. We determine the allowance based on the credit worthiness of our joint venture partners and general economic conditions. Consequently, an adverse change in those factors could affect our estimate of our allowance for doubtful accounts. We review our allowance for doubtful accounts quarterly.  Balances more than 90 days past due are reviewed individually for collectibility. We charge off account balances against the allowance after we have exhausted all reasonable means of collection and determined that the potential for recovery is remote. We do not have any off-balance sheet credit exposure related to our customers.

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

Our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) have improved significantly during the last two and one-half years. The improvements include the expansion of the Board of Directors on March 31, 2005 to include three independent directors, each of whom was appointed a member of the Audit Committee, and the addition to staff of a Chief Financial Officer/Principal Accounting Officer, who initially also served as our Controller.  Systems improvements include the installation of a more robust accounting system specifically designed to meet the needs of an oil and gas company. The Audit Committee members were actively involved in reviews of the financial statements for each of the quarters since March 2005. The Chairman of the Audit Committee met with our independent auditors in May 2005, and the independent auditors met with the full Audit Committee on March 28, 2006, March 29, 2007, and November 9, 2007. The addition of a Chief Financial Officer has allowed us to enhance controls over the authorization, recording, processing and reporting of transactions. Additional accounting staff, including an operational controller, joined us as a result of the EBS transaction.  These staff additions enhanced our ability to segregate duties and improve internal controls.

Our internal controls over financial reporting were further enhanced in June 2007 with the addition to the accounting staff of a member designated as our Corporate Controller, a CPA with an extensive background in the oil and gas industry and in financial systems, controls and reporting.

In the third quarter, we engaged the services of a consulting firm to evaluate internal controls over financial reporting and to assist management in assessing Westside’s compliance with the Sarbanes-Oxley Act of 2002.

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

Index

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the third quarter of 2007, a stockholder of ours exercised warrants issued during the second quarter of 2004 to purchase 50,000 shares of our common stock at a per-share price of $.50.  The issuance of the common stock is claimed to be exempt pursuant to Rule 506 of Regulation D under the Securities Act of 1933 (the "Act").  No advertising or general solicitation was employed in offering these securities.  The offering and sale were made only to an accredited investor, and subsequent transfers were restricted in accordance with the requirements of the Act

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 13, 2007, the Company’s 2007 annual meeting of the Company's stockholders, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 (as amended), was convened for the purpose of (a) electing a Board of Directors to hold office until the next annual meeting, (b) considering the Company's 2007 Equity Incentive Plan, and (c) considering the appointment of Malone & Bailey, PC as the Company's independent public accountants for fiscal 2007.

The Company's stockholders elected the five nominees listed in the table immediately below, which contains the results of the voting on the nominees:

Name of	Votes	Votes
Elected Director	"For"	Withheld
Craig S. Glick	12,091,026	1,042,592
Douglas G. Manner	12,576,088	557,530
John T. Raymond	13,097,029	36,589
Keith D. Spickelmier	12,613,668	577,450
Herbert C. Williamson	13,134,434	36,684

In addition, the Company's stockholders approved the Company's 2007 Equity Incentive Plan.  The following are the results of the voting on this plan:

	Percentage of		Percentage of
For	Votes "For"	Against	Votes “Against”	Abstain
5,874,290	83.92%	1,125,739	16.08%	6,168,149

In addition, the Company's stockholders approved the appointment of Malone & Bailey, PC.  The following are the results of the voting on this appointment:

	Percentage of		Percentage of
For	Votes "For"	Against	Votes “Against”	Abstain
13,143,471	99.98%	2,607	0.02%	25,040

ITEM 6.  EXHIBITS

(a)           The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

Exhibit Number		Description

1	23.01	Consent of LaRoche Petroleum Consultants, Ltd.
2	31.01	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
3	31.02	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
4	32.01	Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
5	32.02	Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
November 14, 2007