Form 10KSB
period 2007-12-31
WESTSIDE ENERGY CORP
filed 2008-04-01
CIK 1024109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007	Commission File Number 0-49837

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act YES ☐ NO ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☒

The issuer's revenues for the fiscal year ended December 31, 2007 were $6,440,087.

The aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2007 was approximately $35,342,020, based on the closing price of such stock on such date. The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of March 25, 2008 was 25,761,273.

Portions of the registrant's definitive Proxy Statement for its 2008 annual meeting of stockholders (which has not been filed as of the date of this filing) are incorporated by reference into Part III.

Transitional Small Business Disclosure format (Check one): YES ☐  NO ☒

Index

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

*	our belief that our remaining undeveloped acreage in the Barnett Shale has substantial current commercial potential, and our plan to exploit that potential through our drilling program;
*	our belief that our risk assessments and due diligence reviews are consistent with industry practices;
*	our belief that we are well-positioned to pursue selective acquisitions and attract industry joint venture partners due to our asset base and technical expertise;
*	our beliefs regarding our key competitive strengths;
*	our belief that the current royalty interests, liens and restrictions encumbering our properties do not materially interfere with the use of our properties in the operation of our business;
*	our belief that we have satisfactory title to or rights in all of our producing properties;
*	our belief that existing regulation or any expected regulatory changes will not affect us in a way that materially differs from the way it will affect our competitors;
*
our belief that access to oil and natural gas pipeline services will generally be available to us to the same extent as to our competitors and that we will not encounter difficulty in finding additional sales opportunities, althrough we have entered into few sales contracts at this time;

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

*	our belief regarding compliance with all applicable filing requirements of Section 16(a) of the Securities Exchange Act of 1934;
*	our belief regarding anticipated improved performance of our Audit Committee that would result from a greater number of members serving on such committee;
*	our belief regarding the immaterialality of various miscellaneous costs incurred in connection with a November 2007 private placement;
*	our belief regarding the reasonableness of our assumptions and estimates used in connection with the preparation of our financial statements;
*	our belief regarding the sufficiency of our available cash through the anticipated time of the consummation of the merger with Crusader Energy Group;
*	our expectations regarding the out of pocket expenses that we will incur in connection with the business combination with Crusader Energy Group; and
*
our plan to rectify the material weaknesses in our internal control over financial reporting on consummation of a business combination with an operating company that has the resources to perform the specialized oil and gas accounting and implement the appropriate segregation of duties.

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

Index

ITEMS 1 and 2.  DESCRIPTION OF BUSINESS AND PROPERTIES.

OUR COMPANY

We are an independent natural gas and oil exploration and production company based in Dallas, Texas with operations in the Barnett Shale in the Fort Worth Basin located in north central Texas. We have been successful in identifying and acquiring acreage positions where vertical and horizontal drilling, advanced fracture stimulation and enhanced recovery technologies create the possibility of economically developing and producing natural gas and oil reserves from the Barnett Shale. We have assembled a portfolio of large, predominantly undeveloped leasehold interests in the Barnett Shale, which we believe positions us for significant long-term growth in proved natural gas and oil reserves and production. As of December 31, 2007, we owned natural gas and oil leasehold interests in approximately 82,071 gross (66,622 net) acres.  Approximately 94% of our gross acreage and 98% of our net acreage are undeveloped. In addition, we own working interests in 73 gross (19.6 net) wells in the Barnett Shale.

As of December 31, 2007, we had estimated net proved reserves of 17.4 Bcfe.  We have identified approximately 500 drilling locations on our existing acreage. Our estimated net proved reserves are located on approximately 5% of our net acreage. Based on our drilling results to date and third-party results in adjacent areas, we believe that our remaining undeveloped acreage in the Barnett Shale has substantial commercial potential, and we plan to exploit that potential through our drilling program.

On December 31, 2007, we entered into a Contribution Agreement (the “Contribution Agreement”) pursuant to which we agreed to a merger with the privately held Crusader Energy Group (“Crusader”).  The merger is subject to our stockholders’ approval.  If the merger is approved and completed, the ultimate equity owners of Crusader will receive approximately 157.4 million shares of our common stock, subject (if additional cash capital contributions are made to Crusader) to the issuance of additional shares up to approximately 14.3 million on the basis of one additional share for each three additional dollars of capital contributed.  After the completion of the merger, we would have between 183.8 million and 198.1 million shares outstanding, depending on the aggregate amount of any additional capital contributions to Crusader and prior to the effectiveness of a planned one-for-two reverse stock split of our common stock.  Moreover, after the completion of the merger, we will change our name to “Crusader Energy Group Inc.,” and our current management will resign so that the Crusader management team can run the combined company.

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

Risks Related to the Merger of Our Company and the Crusader Energy Group

We have filed a preliminary proxy statement that describes a proposed merger of our company with the Crusader Energy Group (referred to hereinafter as an aggregate as “Crusader”).  The proposed merger transaction creates certain risk factors that should be considered along with the risk factors pertaining to the combined company and our company standing alone.  Risk factors pertaining to our company standing alone are described in the subsection captioned “Risks Related to Our Company and its Current Business” below.  Many, if not all, of these risk factors will pertain to the combined company following any consummation of the proposed merger transaction.

Index

We may not realize the benefits of integrating our companies.

To be successful after the business combination, our company and the Crusader entities will need to combine and integrate the operations of our separate companies into one company.   Integration will require substantial management attention and could detract attention away from the day-to-day business of the combined company.  Our Company and the Crusader entities could encounter difficulties in the integration process, such as the loss of key employees or suppliers.  If our company and the Crusader entities cannot integrate our businesses successfully, our company and the Crusader entities may fail to realize the benefits expected from the business combination.

The interests of our stockholders may not be represented in the Contribution Agreement governing the proposed merger transaction (the “Contribution Agreement”) because some directors and executive officers of ours have interests in the transactions different from the interests of other stockholders.

Some of our directors and executive officers are parties to agreements or participate in other arrangements that give them interests in the transactions contemplated by the Contribution Agreement that are different from the interests of our stockholders.  These interests may have influenced these directors and executive officers to recommend or support the business combination contemplated by the Contribution Agreement.  The receipt of compensation or other benefits in connection with the business combination contemplated by the Contribution Agreement, or the continuation of indemnification arrangements and directors' and officers' insurance policies for current directors and executive officers of ours following completion of the business combination, may influence these directors and executive officers in making their votes and recommendations related to the business combination contemplated by the Contribution Agreement.

We have borrowed money from one of the Crusader entities and one of the Crusader entities purchased shares of common stock from us during 2007, which may have created conflicts of interest in our determination to pursue the business combination.

We began discussing the business combination with representatives of the Crusader entities in August 2007.  On September 20, 2007 we entered into an $8,000,000 credit facility with one of the Crusader entities, which loan has not been repaid, and on November 9, 2007, one of the Crusader entities purchased 1,192,983 shares of our common stock for aggregate consideration of $3,400,000, or $2.85 per share.  We used the proceeds of the loan and stock purchase to fund our operations.  These transactions with the Crusader entities may create conflicts of interest in our decision to pursue the business combination.

If the business combination contemplated by the Contribution Agreement does not close, we will not benefit from the expenses we have incurred in the pursuit of the business combination.

The business combination contemplated by the Contribution Agreement may not be completed.  If the business combination is not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received.  We currently expect to incur out of pocket expenses of  $2.4 million for services in connection with the business combination, consisting of investment banking, legal and accounting fees, and financial printing and other related charges, much of which will be incurred even if the business combination is not completed.  In addition, if the Contribution Agreement is terminated under specified circumstances, we will be required to pay a $2 million termination fee and up to $500,000 of the Crusader entities' expenses.

Because the number of shares of our common stock to be issued to the owners of the Crusader entities is fixed, the market value of our common stock that will be issued to the owners of the Crusader entities will depend on the market price of our common stock when the business combination contemplated by the Contribution Agreement is completed.

The owners of the Crusader entities will receive a fixed number of shares of our common stock pursuant to the Contribution Agreement, rather than a number of shares with a particular fixed market value.  The market price of our common stock when the business combination contemplated by the Contribution Agreement occurs may vary significantly from its price on the date the Contribution Agreement was executed, the date of this Annual Report or the date on which our stockholders vote on the proposals at the annual meeting.

The number of shares of our common stock that we will issue to the owners of the Crusader entities in the business combination will not be subject to reduction in the event of any increase in the market price of our common stock that may occur prior to completion of the business combination.  Because the number of shares of our common stock to be issued to the owners of the Crusader entities will not be adjusted to reflect any changes in the market price of our common stock, the market price of our common stock issued pursuant to the Contribution Agreement may be higher or lower than the value of these shares on earlier dates.  At the time of the annual meeting, our stockholders will not know the actual aggregate dollar value of the shares of our common stock we will issue to the owners of the Crusader entities.  Stock price changes may result from a variety of factors that are beyond the control of ours, including:

Index

*	changes in our businesses, operations and prospects;
*	regulatory considerations;
*	market assessments of the likelihood that the business combination will be completed;
*	the timing of the completion of the business combination; and
*	general market and economic conditions as well as market and economic conditions related to the oil and gas industry.

We are not permitted to terminate the Contribution Agreement or re-solicit the vote of our stockholders solely because of changes in the market price of our common stock.

The issuance of shares of our common stock to the owners of the Crusader entities in the business combination will result in immediate and substantial ownership dilution to our current stockholders.

The issuance of between 157.4 million and 171.7 million shares of our common stock to the owners of the Crusader entities in the business combination will significantly dilute the voting power and ownership percentage of our current stockholders.  Based on the number of shares of our common stock outstanding as of March 31, 2008, the shares of our common stock to be issued in the business combination would constitute between 85% and 87% of the outstanding shares of our common stock immediately following completion of the business combination and our current stockholders would own the remaining 13% to 15%.

The interests of the owners of the Crusader entities may not be aligned with the interests of our current stockholders.

Upon the consummation of this offering, the Crusader entities will own between 85% and 87% of our outstanding common stock.  The owners of the Crusader entities will have control over all matters requiring stockholder approval, including the election of our board of directors, the selection of our management team, the determination of our corporate and management policies and certain other decisions relating to fundamental corporate actions.  The interests of the owners of the Crusader entities may not be aligned with the interests of the holders of our common stock.

Our stockholders may experience dilution of their ownership interests due to the future issuance of additional shares of our common stock.

We may in the future issue our authorized and un-issued securities, resulting in the dilution of the ownership interests of our stockholders.  If the business combination is consummated we will be authorized to issue 500 million shares of common stock, up to 198,129,957 of which will be outstanding, and 10 million shares of preferred stock with preferences and rights as determined by our board of directors.  The potential issuance of additional shares of common stock may create downward pressure on the trading price of our common stock.  We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future public offerings or private placements of our securities for capital raising purposes, or for other business purposes.  Any of these events may dilute our stockholders’ ownership interest in us and have an adverse impact on the price of our common stock.

In addition, sales of a substantial amount of our common stock in the public market, or the perception that these sales may occur, could reduce the market price of our common stock.  This could also impair our ability to raise additional capital through the sale of our securities.

Risks Related to Our Company and its Current Business

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

Index

Our credit facilities, one of which is secured by a large part of our assets, features limiting operating covenants and requires substantial future payments, expose us to certain risks and may adversely affect our ability to operate our business.

Our current, primary credit facility is provided by four private investment funds managed by Wellington Management, LLC, which is the largest beneficial holder of our outstanding common stock. This credit facility:

*
initially provided $25 million in funds, which were advanced in their entirety upon completion of the credit facility, $12 million of which was used to retire the outstanding balance owing on our then outstanding credit facility;

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

Moreover, on September 20, 2007, we entered into an additional, unsecured $8.0 million credit facility with Knight Energy Group II, LLC (“Knight”), as lender.  Knight is an entity affiliated with Crusader Energy Group with which Westside has entered into a Contribution Agreement more fully described in “2007 Significant Events” below.   Knight will hereinafter be more fully described as “a Crusader entity”.  This credit facility:

*	initially provided $2.6 million in funds, $2.0 million of which were used to fund the cash portion of the purchase price for an acquisition;
*	requires a detailed Authority for Expenditure (an "AFE") as a condition to a draw against the facility;
*	bears interest at an annual rate equal to the one-month London Interbank Offer Rate (LIBOR) plus 5.0%;
*	limits the use of the proceeds from the facility for certain purposes;
*	contains limiting operating covenants;
*	contains events of default arising from failure to timely repay principal and interest or comply with certain covenants; and
*	requires the repayment of the outstanding balance of the loan in March 2009.

If we are unable to generate sufficient cash flow from operations, we may have difficulty in paying the outstanding balances of these loans in March 2009 when they becomes due.  If we were unable to pay these balances at that time, we would be forced to seek an extension to the loans, or alternative debt or equity financing.  If we were unable to obtain such an extension or alternative financing, we could default on the loans.  If we default on payment or other performance obligations under the loans, the lenders could foreclose on a large part of our assets and exercise other creditor rights, which could result in loss of all or nearly all of the value of our outstanding equity.  We may also be required to obtain the lenders’ consent to certain events, such as sales of our assets, and any additional financing, which if secured by our assets would likely need to be junior to our senior lenders’ lien.

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

Index

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

Index

The accounting rules for our properties that have proven reserves require us to review periodically their carrying value for possible impairment. If natural gas and oil prices decrease or if the recoverable reserves on a property are revised downward, we may be required to record impairment write-downs, which would result in a negative impact to our financial position. We also may be required to record impairment write-downs for properties lacking economic access to markets and must record impairment write-downs for leases as they expire, both of which could also negatively impact our financial position.  We recorded $4.3 million of impairment charges in 2006.   In 2007, we recorded $4.5 million of impairment charges..  Please see the discussion of the 2007 impairment in the results of operation section of Management’s discussion and analysis.

Our acquisition of two related natural gas and oil companies could expose us to undisclosed liabilities.

In March 2006, we expanded our base of natural gas and oil producing properties through an acquisition of EBS Oil and Gas Partners Production Company, L.P. and an affiliated operations company that were engaged in the drilling and completion of natural gas and oil wells in Texas. Although we have largely integrated their activities into ours and assessed the quality of their properties, we may encounter risks, and possibly incur remediation costs, from existing or potential problems and liabilities that were not disclosed to us, or were unknown to the acquired companies, when the transaction was completed.

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

We have hedged and intend to continue hedging a portion of our production, which may result in our making cash payments or prevent us from receiving the full benefit of increases in prices for oil and gas.

We reduce our exposure to the volatility of oil and gas prices by actively hedging a portion of our production. Hedging also prevents us from receiving the full advantage of increases in oil or gas prices above the fixed amount specified in the hedge agreement. In a typical hedge transaction, we have the right to receive from the hedge counterparty the excess of the fixed price specified in the hedge agreement over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, we must pay the counterparty this difference multiplied by the quantity hedged even if we had insufficient production to cover the quantities specified in the hedge agreement. Accordingly, if we have less production than we have hedged when the floating price exceeds the fixed price, we must make payments against which there are no offsetting sales of production. If these payments become too large, the remainder of our business may be adversely affected. In addition, our hedging agreements expose us to the risk of financial loss if the counterparty to a hedging contract defaults on its contract obligations.  In the first quarter of 2008, we significantly increased our volume of hedging beyond that which we have historically undertaken.  We are not now in a position to know the extent of the ultimate benefits or additional costs to us resulting from this elevated level of hedging.

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

Index

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

Our competitors include larger, better-financed and more experienced companies.

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

Index

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

Index

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

As of March 31 2008, our directors and executive officers own about 13.5% of our outstanding common stock. Their ownership would increase if they exercise the outstanding warrants they own or are issued incentive shares that we must issue if certain performance benchmarks are reached. As a result, our directors and executive officers are able to substantially influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a re-capitalization or other fundamental corporate action. This concentration of ownership may have the effect of facilitating, delaying or preventing a change in control, which may be to the benefit of our directors and executive officers but not in the best interests of our other stockholders. The concentration of ownership could also significantly reduce the capacity of our stockholders to change the Board of Directors if stockholders are dissatisfied or disagree with the Board's oversight of management’s determination of business policy, or the business decisions of officers who are appointed by the Board. This lack of stockholder control could cause investors to lose all or part of their investment in us.

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

Index

Trading in our common stock may involve price and volume volatility.

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

Under the terms of our outstanding credit facility, we may not pay dividends on our common stock. We anticipate that we will retain all future earnings and other cash resources for the operation and development of our business. Accordingly, we do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including our financial condition, results of operations, current and anticipated cash needs and plans for expansion.

BUSINESS AND PROPERTIES

Overview

We are an independent natural gas and oil exploration and production company based in Dallas, Texas with operations in the Barnett Shale in the Fort Worth Basin located in north central Texas. We have been successful in identifying and acquiring acreage positions where vertical and horizontal drilling, advanced fracture stimulation and enhanced recovery technologies create the possibility of economically developing and producing natural gas and oil reserves from the Barnett Shale. We have assembled a portfolio of large, predominantly undeveloped leasehold interests in the Barnett Shale, which we believe positions us for significant long-term growth in proved natural gas and oil reserves and production. As of December 31, 2007, we owned natural gas and oil leasehold interests in approximately 82,071 gross (66,622 net) acres, approximately 98% of which are undeveloped. In addition, we own working interests in 73 gross (19.6 net) wells in the Barnett Shale. We were incorporated under Nevada law in November 1995 as "Eventemp Corporation," a company with activities related to the automotive industry. Following several years of business inactivity, we entered the natural gas and oil industry in February 2004 and in the following month changed our name to "Westside Energy Corporation."

The Barnett Shale

The Barnett Shale is one of the largest and most active domestic natural gas plays in the United States. The Barnett Shale formation, which can reach a thickness of up to approximately 1,000 feet, is located at depths of 6,500 to 9,000 feet and covers an area that spans approximately 18 counties in north central Texas. The shale formation is characterized by extremely low permeability requiring hydraulic fracturing to enable economic recovery of natural gas and oil reserves. Technological advances in fracturing techniques and horizontal drilling have allowed natural gas production from the Barnett Shale to grow to over 2.3 Bcf/d from more than 7,100 wells with an additional 4,350 permitted drilling locations according to the Texas Railroad Commission.

Index

Significant Company Events in 2007

The following is a brief description of our most significant events occurring in 2007:

*	We completed 17 gross wells (5.9 net wells)..

*
We entered into a new $25 million senior credit facility to replace our then existing credit facility.  The new senior credit facility was provided by four private investment funds managed by Wellington Management Company, LLP, then and now the largest beneficial holder of our outstanding common stock.  For more information about this senior credit facility, see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" below.

*
We entered into an additional, unsecured $8 million revolving credit facility with Knight Energy Group II (“Knight”), a Crusader entity, with a maturity date of March 31, 2009.  For more information about this additional credit facility, see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" below.

*
We consummated a Purchase and Sale Agreement with GulfTex Operating, Inc. and TD Energy Services, Inc. whereby we purchased various working interests in five producing wells and leasehold covering an aggregate of 1,400 gross acres in Denton, Johnson, and Tarrant Counties, Texas, for $5,010,000, comprising cash of $2 million and 904,000 of our common shares.  Proved reserves associated with this acquisition were 7.6  BCF of natural gas at December 31, 2007.

*
During November 2007, we completed the private placement of an aggregate of 2,456,140 shares of our common stock, $.01 par value, at a price of $2.85 per share. The cash offering resulted in approximately $7.0 million in gross proceeds.  We incurred various miscellaneous costs believed to be immaterial in connection with the consummation of this placement.  The shares were issued to a total of three investors that included (a) two private investment funds managed by Wellington Management, LLC (“Wellington”), and (b) Knight Energy Group II, LLC ("Knight"), a Crusader entity.  Wellington had in the past been the largest beneficial holder of our outstanding common stock, and (by the acquisition by the two funds managed by Wellington of shares pursuant to the Purchase Agreement) Wellington has once again become the largest beneficial holder of our outstanding common stock.  Moreover, Knight recently provided an unsecured revolving credit facility in an aggregate amount of up to $8 million.

*
On December 31, 2007, we entered into a Contribution Agreement (the “Contribution Agreement”) pursuant to which we agreed to a merger with the privately held Crusader Energy Group (“Crusader”).  The merger is subject to our stockholders’ approval.  If the merger is approved and completed, the ultimate equity owners of Crusader will receive approximately 157.4 million shares of our common stock, subject (if additional cash capital contributions are made to Crusader) to the issuance of additional shares up to approximately 14.3 million on the basis of one additional share for each three additional dollars of capital contributed.  After the completion of the merger, we would have between 183.8 million to 198.1 million shares outstanding, depending on the aggregate amount of any additional capital contributions to Crusader and prior to the effectiveness of a planned one-for-two reverse stock split of our common stock.  Moreover, after the completion of the merger, we will change our name to “Crusader Energy Group Inc.,” and our current management will resign so that the Crusader management team can run the combined company.

Our Properties

The table below lists and summarizes our acreage by program as of December 31, 2007. This table excludes acreage in which our interests are limited to royalty and overriding royalty interests.

Index

Program	Developed Acreage		Undeveloped Acreage		Total Acreage		Weighted Average Remaining Lease Term
	Gross	Net	Gross	Net	Gross	Net
North	2,820	662	6,757	4,486	9,577	5,148	0.75 years*
Southeast	1,250	505	19,262	9,480	20,512	9,985	2.5 years
Southwest	640	147	51,342	51,342	51,982	51,489	7.3 years
Total	4,710	1,314	77,361	65,308	82,071	66,622

* Certain leases in the North Program area have drilling commitments that, if not met, could result in the loss of undrilled acreage. The majority of our leases in the North are held by production; however, on those leases not held by production, the remaining lease term is 1.25 years.

North Program

The North Program is located in Cooke, Denton, Montague and Wise Counties in Texas and was the primary focus of our drilling and production activities during 2005 and 2006. This region of the Barnett Shale (our North Program area) is defined by the following characteristics:

•	Our Operated Wells:	33 gross /approximately 13 net completed
•	Our Non-Operated Wells:	9 gross / approximately 1.2 net completed wells (excludes overriding royalty interest wells)
•	Barnett Thickness:	Up to 1,000 feet
•	Drilling Depth:	7,500 to 9,000 feet
•	Drilling Method:	Vertical and horizontal
•	Production Characteristics:	High Btu natural gas and associated liquids
•	Fracture Stimulation:	3 to 5 stage, medium volume
•	Key Considerations:	Lower risk drilling, multiple pay zones, high liquid content, operations in high Btu conditions and access to equipment and services

Southeast Program

The Southeast Program is located in Hill and Ellis Counties in Texas.  In 2007, the Southeast Program became the primary focus of our drilling and production activities.  During fiscal 2005, we completed the processing of a three-dimensional seismic survey of 4.3 square miles that includes property leased by us in northern Hill County (the “Survey”). Based on the Survey, we selected our first site for drilling on the property. During fiscal 2006, we entered into a joint exploration agreement covering approximately 17,200 gross acres in Hill County, Texas.  As provided in the agreement, we and the other party to the joint exploration agreement generally completed a cross-assignment to each other of 50% interests in certain properties

In 2007, Westside drilled and completed the following wells under this Joint Exploration Agreement in Hill County:

Well Name	First Gas Sales	IP (MMCF/D spot)

Ellison Estate #1H	May 2007	1.9
Primula South #2H	August 2007	2.1
Ellison Estate #2H	November 2007	1.9
Ellison Estate #3H	November 2007	1.5
Ellison Estate #4H	January 2008	2.2

Additionally, under the joint exploration agreement, the Bearden #1HR well was spudded and  the 3D seismic shoot was completed in the Cornerstone Area.

Westside Energy had several nonoperated wells that were drilled and completed in Johnson County as a result of our transaction with Gulftex Operating Company/TD Energy Services.  Westside participated in the drilling and completion of Devon’s Alfred Kennon #3H, #4H, #5H, #6H, and #7H.  Also, Westside participated in the drilling and completion of the Conoco Schmidt #3H and #4H.

Index

The Hill and Ellis Counties region of the Barnett Shale (our Southeast Program area) is defined by the following characteristics:

•	Our Operated Wells:	6 gross / 3.5 net drilling and completing
•	Barnett Thickness:	200 to 400 feet
•	Drilling Depth:	7,000 to 9,000 feet
•	Drilling Method:	Horizontal
•	Production Characteristics:	Natural gas
•	Fracture Stimulation:	4 to 6 stage, high volume
•	Key Considerations:	Lower risk drilling, contiguous shale completion, three-dimensional seismic control, cost control and infrastructure access
•	Our Nonoperated wells:	8 gross / 2.9 net

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

*
Pursue Selective Acquisitions and Joint Ventures. Due to our asset base and technical expertise, we believe we are well positioned to pursue selective acquisitions and attract industry joint venture partners. We expect to pursue additional natural gas and oil properties in the Barnett Shale.

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

Index

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

*
Incentivized Management Ownership. The equity ownership of our directors and executive officers is strongly aligned with that of our stockholders. As of March 31, 2008, our directors and executive officers owned approximately 13.5% of our outstanding common stock. In addition, the compensation arrangements for our directors and executive officers are heavily weighted toward future performance based equity payments rather than cash.

Drilling Activity

The following table sets forth the results of our drilling activities during the fiscal years ended December 31, 2005, 2006 and 2007:

Drilling Activity
	Gross Wells			Net Wells
Year	Total	Producing	Dry	Total	Producing	Dry

2005 Exploratory	5.0	5.0	--	2.9	2.9	--
2006 Exploratory	5.0	5.0	--	2.8	2.8	--
2007 Exploratory	1.0	1.0	--	0.5	--	--

2005 Development	1.0	1.0	--	0.5	0.5	--
2006 Development	4.0	4.0	--	2.0	2.0	--
2007 Development	13.0	13.0	--	5.4	5.4	--

Production Information

Net Production, Average Sales Price and Average Production Costs (Lifting)

The table below sets forth the net quantities of oil and gas production (net of all royalties, overriding royalties and production due to others) attributable to us for the fiscal years ended December 31, 2005, 2006 and 2007, and the average sales prices, average production costs and direct lifting costs per unit of production.

	Years Ended December 31

Net Production	2005	2006	2007

Oil (MBbls)	4	23	24
Gas (MMcf)	47	360	795

Average Sales Prices

Oil (per Bbl)	$57.94	$61.93	$72.71

Gas (per Mcf)	$7.35	$5.92	$5.64

Average Production Cost (1)

Per equivalent (Bbl of oil)	$33.35	$84.92	$42.61

Average Lifting Costs (2)

Per equivalent (Bbl of oil)	$9.00	$21.43	$12.93

Index

(1)	Production costs include all operating expenses, depreciation, depletion and amortization, lease operating expenses and all associated taxes. Does not include impairment.

(2)	Direct lifting costs do not include impairment expense or depreciation, depletion and amortization.

Productive Wells and Acreage

Gross and Net Productive Wells, Developed Acres, and Overriding Royalty Interests

Leasehold Interests - Productive Wells and Developed Acres: The tables below sets forth our leasehold interests in productive and shut-in gas wells, and in developed acres, at December 31, 2007:

	Producing and Shut-In
Prospect	Gross Gas	Net (1) Gas

Barnett Shale	73	19.6

(1)
A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

	Developed Acreage Table Developed Acres (1)
Prospect	Gross (2)	Net (3)

Barnett Shale	4,710	1,314

(1)	Consists of acres spaced or assignable to productive wells.

(2)	A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.

(3)
A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Undeveloped Acreage

Leasehold Interests Undeveloped Acreage: The following table sets forth our leasehold interest in undeveloped acreage at December 31, 2007:

Index

	Undeveloped Acreage Table
Prospect	Gross	Net

Barnett Shale	77,361	65,801

Gas Delivery Commitments

None.

Reserve Information - Oil and Gas Reserves:

LaRoche Petroleum Consultants, Ltd. evaluated our oil and gas reserves attributable to our properties at December 31, 2007. Reserve calculations by independent petroleum engineers involve the estimation of future net recoverable reserves of oil and gas and the timing and amount of future net revenues to be received therefrom. Those estimates are made using sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation). Estimated quantities of proved reserves and future net revenues therefrom are affected by oil and gas prices, which have fluctuated widely in recent years. Moreover, these estimates are based on numerous factors, many of which are variable, uncertain and beyond the control of the producer. Reserve estimators are required to make numerous, subjective judgments based upon professional training, experience and educational background. As a result, estimates of different engineers, including those used by us, may vary. The extent and significance of the judgments are sufficient to render reserve estimates inherently imprecise, since reserve revenues and operating expenses may not occur as estimated. Moreover, it is common for the actual production and revenues later received to vary from earlier estimates. Estimates made in the first few years of production from a property are generally not as reliable as later estimates based on a longer production history. Reserve estimates based upon volumetric analysis are inherently less reliable than those based on lengthy production history. Also, potentially productive gas wells may not generate revenue immediately due to lack of pipeline connections and potential development wells may have to be abandoned due to unsuccessful completion activities. Hence, reserve estimates may vary from year to year. Based on the preceding, the reserve data set forth in this Annual Report must be viewed only as estimates and not as exact information.

Estimated Proved/Developed and Undeveloped Reserves: The following tables set forth our estimated proved developed and proved undeveloped oil and gas reserves for the years ended December 31, 2005, 2006 and 2007. See Note 16 to the Consolidated Financial Statements and the above discussion.

	Developed and Undeveloped Reserves
	Developed	Undeveloped	Total

Oil (Bbls)
December 31, 2005	85,206	11,200	96,406
December 31, 2006	85,385	64,230	149,615
December 31, 2007	72,058	141,494	213,552

Gas (Mcf)
December 31, 2005	1,191,699	272,000	1,463,699
December 31, 2006	3,277,562	2,557,473	5,835,035
December 31, 2007	9,616,208	7,771,379	17,387,587

For information concerning the standardized measure of discounted future net cash flows, estimated future net cash flows and present values of such cash flows attributable to our proved oil and gas reserves as well as other reserve information, see Note 16 to the Consolidated Financial Statements.

Oil and Gas Reserves Reported to Other Agencies: We did not file any estimates of total proved net oil or gas reserves with, or include such information in reports to, any federal authority or agency since the beginning of the fiscal year ended December 31, 2007.

Index

Title to Properties

Our properties are subject to customary royalty interests, liens under indebtedness, liens incident to operating agreements and liens for current taxes and other burdens, including mineral encumbrances and restrictions. Our current credit facility is also secured by a first lien on a large part of our assets. We do not believe that any of these burdens materially interferes with the use of our properties in the operation of our business.

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

Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, a common carrier must offer the same terms and rates to all similarly-situated shippers requesting service. When oil pipelines operate at full capacity, access is governed by pro-rationing provisions set forth in the pipelines' published tariffs. Accordingly, we believe that access to oil pipeline transportation services will generally be available to us to the same extent as to our competitors.

Index

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

The Federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976, or RCRA, regulates the generation, transportation, storage, treatment and disposal of hazardous wastes and can require cleanup of hazardous waste disposal sites. RCRA currently excludes drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil and natural gas from regulation as "hazardous waste."  State law usually regulates disposal of such non-hazardous natural gas and oil exploration, development and production wastes. Other wastes handled at exploration and production sites or used in the course of providing well services may not fall within this exclusion. Moreover, stricter standards for waste handling and disposal may be imposed on the oil and natural gas industry in the future. From time to time, legislation is proposed in Congress that would revoke or alter the current exclusion of exploration, development and production wastes from the RCRA definition of "hazardous wastes," thereby potentially subjecting such wastes to more stringent handling, disposal and cleanup requirements. If such legislation were enacted, it could have a significant impact on our operating costs, as well as the oil and natural gas industry in general. The impact of future revisions to environmental laws and regulations cannot be predicted.

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

Index

Underground injection is the subsurface placement of fluid through a well, such as the re-injection of brine produced and separated from oil and natural gas production. The Safe Drinking Water Act of 1974, as amended, establishes a regulatory framework for underground injection, with the main goal being the protection of usable aquifers. The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water. Hazardous-waste injection well operations are strictly controlled and certain wastes, absent an exemption, cannot be injected into underground injection control wells. In Texas, no underground injection may take place except as authorized by permit or rule.

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

Employees

As of March 31, 2008, we had nine full-time employees.

Facilities

Our principal executive offices are located in Dallas, Texas, where we lease approximately 5,000 square feet.  This lease terminates July 31, 2008.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the AMEX under the symbol “WHT.” The following table sets forth the high and low trading prices per share of our common stock on the AMEX for the periods stated.

	HIGH	LOW

2007
Fourth Quarter	$3.30	$1.74
Third Quarter	3.62	2.45
Second Quarter	3.91	2.25
First Quarter	2.81	1.28

2006

Fourth Quarter	$2.50	$1.04
Third Quarter	3.41	2.30
Second Quarter	3.90	2.30
First Quarter	4.18	2.89

Index

As of March 27, 2008, we had approximately 193 record holders of our common stock.

We have never paid cash dividends, and have no intentions of paying cash dividends in the foreseeable future.

EQUITY COMPENSATION PLANS

We have the following three equity compensation plans for our directors, officers, employees and consultants pursuant to which options, rights or shares may be granted or issued:

*	our 2007 Equity Incentive Plan (the “Equity Plan”);
*	our 2004 Consultant Compensation Plan (the “Consultant Plan”); and
*	our 2005 Director Stock Plan (the “Director Plan”).

The following table provides information as of December 31, 2007 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	-0-	-0-	1,605,669 (1)

Equity compensation plans not approved by security holders	-0-	-0-	2,954,592 (2)

Total	-0-	-0-	4,560,261

(1)	Of these shares, 1,605,669 shares remain available for issuance under our 2007 Equity Incentive Plan
(2)	Of these shares, 2,551,839 shares and 402,753 shares remain available for issuance under our 2004 Consultant Compensation Plan and our 2005 Director Stock Plan, respectively.

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

Previous Awards. We have awarded 448,161 shares of Common Stock pursuant to the Consultant Plan as of December 31, 2007.

Restrictions. The Board may, in its discretion, place restrictions and conditions in connection with any particular award of shares pursuant to the Consultant Plan. Shares awarded subject to a condition are, in general, non-assignable until the condition is satisfied.

Anti-dilution. The Consultant Plan carries certain anti-dilution provisions concerning stock dividends, stock splits, consolidations, mergers, re-capitalizations and reorganizations.

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

Index

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

Awards. Each Non-Employee Director receives an award of 12,666 shares of Common Stock when he or she first becomes a director. Of these shares, 4,222 are unrestricted, and the remaining 8,444 shares are restricted, with one-half of them vesting one year after the award and with one-half of them vesting two years after the award, provided, in both cases, that the related person is still a director of ours on the vesting dates. In addition to the initial grant, each Non-Employee Director receives an annual award of 2,650 shares of our Common Stock. Of these shares, 884 are unrestricted, and the remaining 1,766 are restricted, with one-half of them vesting one year after the award and with one-half of them vesting two years after the award, provided, in both cases, that the related person is still a director of ours on the vesting dates. We have awarded 97,247 shares of Common Stock pursuant to the Director Plan as of December 31, 2007.

Restrictions. The restricted shares comprising a grant are non-assignable until such shares are vested and no longer subject to forfeiture.

Anti-dilution. The Director Plan carries certain anti-dilution provisions concerning stock dividends, stock splits, consolidations, mergers, re-capitalizations and reorganizations.

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

Index

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

Overview

We are an independent natural gas and oil exploration and production company based in Dallas, Texas with operations in the Barnett Shale in the Fort Worth Basin located in north central Texas. We have been successful in identifying and acquiring acreage positions where vertical and horizontal drilling, advanced fracture stimulation and enhanced recovery technologies create the possibility of economically developing and producing natural gas and oil reserves from the Barnett Shale. We have assembled a portfolio of large, predominantly undeveloped leasehold interests in the Barnett Shale, which we believe positions us for significant long-term growth in proved natural gas and oil reserves and production. As of December 31, 2007, we owned natural gas and oil leasehold interests in approximately 82,071 gross (66,622 net) acres.  Approximately 94% of our gross acreage and 98% of our net acreage are undeveloped. In addition, we own working interests in 73 gross (19.6 net) wells in the Barnett Shale.

As of December 31, 2007, we had estimated net proved reserves of 17.4 Bcfe. We have identified approximately 500 drilling locations on our existing acreage. Our estimated net proved reserves are located on approximately 5% of our net acreage. Based on our drilling results to date and third-party results in adjacent areas, we believe that our remaining undeveloped acreage in the Barnett Shale has substantial current commercial potential, and we plan to exploit that potential through our drilling program.

Recent Developments

On December 31, 2007, we entered into a Contribution Agreement (the “Contribution Agreement”) pursuant to which we agreed to a merger with the privately held Crusader Energy Group (“Crusader”).  The merger is subject to our stockholders’ approval.  If the merger is approved and completed, the ultimate equity owners of Crusader will receive approximately 157.4 million shares of our common stock, subject (if additional cash capital contributions are made to Crusader) to the issuance of additional shares up to approximately 14.3 million on the basis of one additional share for each three additional dollars of capital contributed.  After the completion of the merger, we would have between 183.8 million and 198.1 million shares outstanding, depending on the aggregate amount of any additional capital contributions to Crusader and prior to the effectiveness of a planned one-for-two reverse stock split of our common stock.  Moreover, after the completion of the merger, we will change our name to “Crusader Energy Group Inc.,” and our current management will resign so that the Crusader management team can run the combined company.

During the first few months of 2007, we have focused our exploration and production activities primarily on our one rig drilling program with our joint exploration agreement partner in Hill County which includes the first of our wells in the southern part of the county.  We have also continued our development activities on the properties acquired last fall from GulfTex and T.D. Energy.  We anticipate that the pace of operations activity will remain at about the current level until the proposed merger described in detail in the preliminary proxy statement is closed.  Integration and transition planning for this transaction is ongoing.

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

Index

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

The most critical estimate we make is the engineering estimate of proved oil and gas reserves. This estimate affects the application of the successful efforts method of accounting, the calculation of depreciation, depletion and amortization of oil and gas properties and the estimate of any impairment of our oil and gas properties. It also affects the estimated lives used to determine asset retirement obligations. In addition, the estimates of proved oil and gas reserves are the basis for the related standardized measure of discounted future net cash flows.

Revenue Recognition

Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred.. Westside did not have any material imbalance position in terms of natural gas volumes or values at December 31, 2007.  Westside would account for any gas imbalances using the entitlement method.

Successful Efforts Accounting

We utilize the successful efforts method to account for our natural gas and oil operations. Under this method, all costs associated with natural gas and oil lease acquisitions, successful exploratory wells and all development wells are capitalized.  Producing properties are amortized on a unit-of-production basis over the remaining life of proved developed reserves and proved reserves on a lease basis. Unproved leasehold costs are capitalized pending the results of exploration efforts. Exploration costs, including geological and geophysical expenses, exploratory dry holes and delay rentals, are expensed when incurred.

Impairment of Properties

We review our proved properties for potential impairment at the lease level when management determines that events or circumstances indicate that the recorded carrying value of any of the properties may not be recoverable. Such events include a projection of future natural gas and oil reserves that will be produced from a lease, the timing of this future production, future costs to produce the natural gas and oil, and future inflation levels. If the carrying amount of an asset exceeds the sum of the discounted estimated future net cash flows, we recognize impairment expense equal to the difference between the carrying value and the fair market value of the asset, which is estimated to be the expected discounted value of future net cash flows from reserves, without the application of any estimate of risk. We cannot predict the amount of impairment charges that may be recorded in the future. Unproved leasehold costs are reviewed periodically and impairment is recognized to the extent, if any, that the cost of the property has been impaired.

Index

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

Westside discontinues cash−flow hedge accounting when it is determined that the derivative is no longer effective in offsetting cash flows of the hedged item; the derivative expires or is sold, terminated, or exercised; the derivative is redesignated as a non−hedging instrument because it is unlikely that a forecast transaction will occur; or management determines that designation of the derivative as a cash−flow hedge instrument is no longer appropriate. In situations in which cash−flow hedge accounting is discontinued, Westside continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings.

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

Stock-Based Compensation

Compensation expense has been recorded for common stock grants based on the fair value of the common stock on the measurement date. Statement of Financial Accounting Standards No. 123R, "Share-Based Payments," or "SFAS No. 123R," establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. SFAS No. 123R was effective for us as of the beginning of 2006 and has had no impact on our financial statements, because the only equity compensation that we have previously made is in the form of grants of common stock, which are recorded at fair value. Standards of accounting for transactions in which an entity exchanges its equity instruments for goods and services by a consultant or contractor are further governed by EITF 18-69 by which the grant is measured at the fair value of the stock exchanged and the associated expense is recorded to the nature of the good or service rendered.  Any difference between the fair value of the stock exchanged and the fair value of services is recorded at either a prepaid expense or a discount on the value of the services rendered.

Index

Results of Operations - Year ended December 31, 2007 compared to the year ended December 31, 2006

Revenues.  Revenues from sales of oil and natural gas were $6,440,087 in the 2007 as compared to $3.915,209 in 2006.  This increase in revenues reflects the impact of increased sales volumes and prices for oil and natural gas.   Oil sales volumes increased from an average of 63 to 66 barrels per day, and average oil sales prices increased from $61.93 to $69.79 per barrel.  Natural gas sales volumes increased from an average of 988 thousand cubic feet per day (MCF/D) to 2.2 million cubic feet per day (MMCF/D) while average natural gas sales prices increased from $5.92 to $5.99 per MCF.

Expenses. Operating expenses increased to $19,323,136 in 2007 from $17,096,540 in 2006.  This change comprises an increase in production, exploration, general and administrative, and impairment expense and a decrease in depletion, depreciation, and amortization expense.

•
Production Expense.  The increase in production expense to $2,386,951 for 2007 from $1,779,192 for 2006 is a function of increased well maintenance costs and increased severance taxes related to increased production operations activities associated with an increase in the number of producing wells.

•
Exploration Expense.  The increase in exploration expense to $2,107,222 for 2007 from $0 for 2006 reflects the purchase of additional three-dimensional seismic data covering leaseholds in Hill and Ellis Counties and the right to shoot seismic in Mills County, as well as additional seismic activites related to prospects, all of which was expensed immediately under successful efforts accounting.

•
General and Administrative Expense.  General and administrative expense increased to $5,970,874 for 2007 from $5,296,723 for 2006.  General and administrative expense for 2007 includes $590,087 of expenses for legal, accounting, and other professional fees associated with our proposed merger with Crusader Energy.

•
Depreciation, depletion and amortization expense.  The decrease in depreciation, depletion and amortization expense to $4,338,743 for 2007 from $5,710,295 for 2006 reflects the substantial increase in proved reserves at December 31, 2007 despite increased 2007 oil and gas production.

•
Impairment Charges. The increase in the impairment charge to $4,519,346 in December 2007 from $4,310,330 in December 2006 reflects, primarily, 2007 development costs for two wells which exceeded their fair values, based on their estimated reserves, and, to a significantly lesser extent, older wells whose proved reserves, hence their fair values, have declined.  In December 2007, impairment charges of $4,362,030 were taken against nine developed properties and $157,316 against unproved leases.  In December 2006 impairment charges of $4,085,234 were taken against twelve developed leases and $225,096 against unproved leases.

Operating Loss. As a result of the above described revenues and expenses, we incurred an operating loss of $12,883,049 in 2007 as compared to an operating loss of $13,181,331 in 2006.

Other Income (Expense). Other income and expense items in 2007 include $358,926 in interest income and $3,253,514 in interest expense.   2006 results included $225,619 in interest income and $956,200 in interest expense. Interest expense increased in 2007 as a result of higher debt balances due to additional funding from the Senior Secured Loan facility in March 2007 and the Knight Note facility in September 2007.

Net Loss. We incurred a net loss of $15,777,637, or $.71 per share, in 2007 as compared to a net loss of $13,911,912, or $0.66 per share, in 2006.

Liquidity and Capital Resources

Sales of Equity.  On November 9, 2007, we completed a private placement in which we sold 2,456,140 shares of our common stock, at $2.85 per share, to three investors resulting in gross proceeds of approximately $7.0 million.  The three investors are related parties, and the number of shares they purchased and the consideration we received for these share are as follows:

1)	Knight Energy Group II, LLC (a Crusader entity), 1,192,983 shares, $3,400,002
2)	Spindrift Partners, LP (controlled by Wellington), 576,857 shares, $1,644,042
3)	Spindrift Investor (Bermuda), LP (controlled by Wellington), 686,300 shares, $1,955.955

Index

We incurred various miscellaneous costs believed to be immaterial in connection with the consummation of this placement.

Cash and Cash Equivalents. As of December 31, 2007, we had cash, cash equivalents and marketable securities of approximately $6.9 million, representing an increase of $1.8 million from December 31, 2006.

Hedging. In the first quarter of 2006, we began hedging a portion of our production in accordance with the terms of our senior secured credit facility then in effect.  All of the positions in this initial hedging program have settled.  In January 2007, we entered into swap contracts covering 240,000 MMBtu of natural gas to be produced from February 2007 through December 2008.  The price stated in the swap contracts was $7.45 per MMBtu. In January 2007, we also entered into swap contracts covering 5,000 barrels of oil to be produced from March 2007 through November 2007.  The price stated in the swap contracts was $55.50 per barrel. During the first quarter of 2008, we entered into two additional hedging transactions in the form of costless collars.  Both of these programs cover natural gas to be produced for a one-year period starting in March 2008, in the case of the first of these 2008 programs, and starting in April 2008 in the case of the second of these programs.  The first 2008 program has a floor of $8.00 and a cap of $10.35 per MMBtu, while the second of these collars has a floor of $9.00 and a cap of $12.50 per MMBtu.

Senior Secured Financing. During March 2007, we entered into our current senior credit facility. The credit facility was provided by four private investment funds managed by Wellington Management, LLC, which is the largest beneficial holder of our outstanding common stock. The credit facility:

*	initially provided $25 million in funds, which were advanced in their entirety upon completion of the credit facility;
*	is secured by a first lien on all of the oil and gas properties comprising our Southeast and Southwest Programs;
*
grants to the lenders the right to receive a lien in any and all of the proceeds received upon the sale of a property comprising our North Program or any subsequent property acquired with such proceeds;

*	bears annual interest at 10.0%, or (in the case of default) 12.0% annually;
*
grants to the lenders a three percent (3.0%) overriding royalty interest (proportionately reduced to our working interest) in all oil and gas produced from the properties then comprising our Southeast and Southwest Programs;

*	contains limiting operating covenants;
*	contains events of default arising from failure to timely repay principal and interest or comply with certain covenants or a change of control; and
*	requires the repayment of the outstanding balance of the loan in March 2009.

Moreover, on September 20, 2007, we entered into an additional, unsecured $8.0 million credit facility with Knight Energy Group II, LLC (“Knight”) (a Crusader entity), as lender.  This credit facility:

*	initially provided $2.6 million in funds, $2.0 million of which were used to fund the cash portion of the purchase price for an acquisition;
*	requires a detailed Authority for Expenditure (an "AFE") as a condition to a draw against the facility;
*	bears interest at an annual rate equal to the one-month London Interbank Offer Rate (LIBOR) plus 5.0%;
*	limits the use of the proceeds from the facility for certain purposes;
*	contains limiting operating covenants;
*	contains events of default arising from failure to timely repay principal and interest or comply with certain covenants; and
*	requires the repayment of the outstanding balance of the loan in March 2009.

We believe that our available cash will be sufficient to enable us to pursue our business plans until the anticipated time of the consummation of the merger with Crusader Energy Group.  However, if this merger shall fail to occur (or the consummation is delayed significantly) for any reason, we believe that we would be constrained to pursue either one of two alternatives.  Our first alternative would be to seek additional financing to continue our business plans at their current level.  We currently do not have any binding commitments for any additional financing.  We cannot assure anyone that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we do not obtain additional financing in the event of the failure of or significant delay in the consummation of the merger, our second alternative would be to reduce our current level of operations.  Pursuing this second alternative may constrain us to attempt to sell some of our assets. However, we cannot assure anyone that we will be able to find interested buyers or that the funds received from any such sale would be adequate to fund our activities even at a reduced level.  However, we believe that, with our current access to capital, we could operate at some reduced level until our outstanding institutional indebtedness becomes due in March 2009.  However, if we do not obtain additional financing, we may not be able to satisfy this indebtedness.  If this were to occur, we could default on such indebtedness, in which case our lenders could foreclose on a large part of our assets and exercise other creditor rights, which could result in the loss of all or nearly all of the value of our outstanding equity and bring our operations to an end.  See "ITEMS 1 and 2. DESCRIPTION OF BUSINESS AND PROPERTIES - RISK FACTORS - Our credit facilities, one of which is secured by a large part of our assets, features limiting operating covenants and requires substantial future payments, expose us to certain risks and may adversely affect our ability to operate our business."

ITEM 7. FINANCIAL STATEMENTS.

The report of our Independent Auditors appears at Page F-1 hereof, and our Financial Statements appear at Pages F-2 through F-16 hereof.

Index

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A(T). INTERNAL CONTROL OVER FINANCIAL REPORTING.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.   Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2007.  Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2007, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

Our Chief Executive Officer and our Chief Financial Officer concluded that we have material weaknesses in our internal control over financial reporting because we do not adequately monitor or maintain support for the work of our specialized oil and gas consultant as it relates to the books and records. We lack segregation of duties in the processing of our transactions, restricting access to our general ledger and safeguarding of cash (relates to check handling; the Company does not handle any currency), which is due to the inherent resource limitations of small companies.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

We plan to rectify these deficiencies on consummation of a business combination with an operating company that, due to its substantially increased size, will have the resources to perform the specialized oil and gas accounting and implement the appropriate segregation of duties.

Index

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

General

Most of the information required by this Item is set forth under the captions “Proposal 6 – ELECTION OF DIRECTORS,” “Compliance with Section 16(a) of the Exchange Act,” and “SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS - Audit Committee” in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

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

ITEM 10. EXECUTIVE COMPENSATION.

The information required by this Item is set forth under the captions “Compensation of Our Executive Officers,” “Director Compensation,” in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth under the captions “SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS” in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Some of the information required by this Item is set forth under the captions “CERTAIN RELATED TRANSACTIONS” in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

Director Independence

Our common stock is listed for trading on the American Stock Exchange (the “AMEX”). Accordingly, we use the standards established by the AMEX for determining whether each of our directors is “independent.” We have determined that, each of Keith D. Spickelmier, John T. Raymond and Herbert C. Williamson is currently an “independent” director in accordance with the AMEX independence standards, although Mr. Spickelmier did not meet these standards of independence during the first two months of 2007. The AMEX rules generally require that a listed company’s Board of Directors comprise a majority of independent directors. However, these rules provide that a “small business issuer” need only maintain a Board of Directors comprised of at least 50% independent directors. Based on our current “small business issuer” status and the preceding exemption, we maintained a Board of Directors comprised of 50% independent directors, until the time that Jimmy D. Wright resigned from his seat on the Board in April 2007. Since the time of Mr. Wright’s resignation, we have maintained a Board of Directors comprising a majority of independent directors.

Index

Mr. Spickelmier also served on our Audit Committee during a portion of fiscal 2007 at a time when he did not meet the AMEX independence standards. The AMEX rules generally require that a listed company’s Audit Committee comprise at least three members, each of whom must be independent. However, these rules provide that one director who is not independent but meets certain other requirements may be appointed to the Audit Committee, if the Board of Directors, under exceptional and limited circumstances, determines that membership on the committee by the individual is required by the best interests of the issuer and its stockholders. Mr. Spickelmier was appointed to our Audit Committee on the basis of the preceding exemption. In determining that Mr. Spickelmier’s appointment to our Audit Committee was required by our and our stockholders’ best interests, the Board of Directors considered Mr. Spickelmier's background and expertise, the fact that Mr. Spickelmier would soon again meet the AMEX’s standards of independence, and the anticipated improved performance of our Audit Committee that would result from a greater number of members serving on such committee.

In addressing the question as to Mr. Spickelmier’s independence in view of AMEX standards, the Board of Directors considered the $120,000 in annual fees paid to Mr. Spickelmier for serving as our Chairman of the Board, and the Board of Directors determined that such fees did not create a material relationship that would interfere with Mr. Spickelmier’s exercise of independent judgment.

PART IV.

ITEM 13. EXHIBITS.

The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit No.	Description

2.01
Contribution Agreement dated December 31, 2007, by and among us, Knight Energy Group I Holding Co., LLC, Knight Energy Group II Holding Company, LLC, Knight Energy Management Holding Company, LLC, Hawk Energy Fund I Holding Company, LLC, RCH Energy Opportunity Fund I, L.P. David D. Le Norman, Crusader Energy Group Holding Co., LLC, Knight Energy Group, LLC, Knight Energy Group II, LLC, Knight Energy Management, LLC, Hawk Energy Fund I, LLC, RCH Upland Acquisition, LLC, Crusader Management Corporation, and Crusader Energy Group, LLC is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on January 7, 2008, Exhibit 2.1.

3.01	Our Restated Articles of Incorporation is incorporated herein by reference from our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 (SEC File No. 0-49837), Exhibit 3.01.
3.02	Our Second Amended and Restated Bylaws are incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on January 7, 2008, Exhibit 3(ii).1.
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

10.03	Warrant to Purchase our common stock issued in the name of Sterne, Agee & Leach, Inc. - filed herewith
10.04	Warrant to Purchase our common stock issued in the name of William Charles O'Malley, Jr. - filed herewith
10.05
Agreement dated April 12, 2005 between us and EBS Oil and Gas Partners Production Company, L.P. is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on April 22, 2005, Exhibit 10.01.

10.06
Employment Agreement dated December 8, 2005 between us and Douglas G. Manner is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on December 31, 2007, Exhibit 10.04.

10.07
First Amendment dated effective March 31, 2006 to Employment Agreement with Douglas G. Manner is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on December 31, 2007, Exhibit 10.05.

Index

10.08
Second Amendment dated April 4, 2007 but effective as of January 1, 2007 to Employment Agreement with Douglas G. Manner is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on December 31, 2007, Exhibit 10.06.

10.09
Third Amendment dated effective as of December 7, 2007 to Employment Agreement with Douglas G. Manner is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on December 31, 2007, Exhibit 10.07.

10.10
Agreement dated May 3, 2005 between us and Sean J. Austin is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on December 31, 2007, Exhibit 10.08.

10.11
First Amendment dated effective January 1, 2006 to Employment Agreement with Sean J. Austin is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on December 31, 2007, Exhibit 10.09.

10.12
Second Amendment dated effective September 1, 2006 to Employment Agreement with Sean J. Austin is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on December 31, 2007, Exhibit 10.10.

10.13
Third Amendment dated April 4, 2007 but effective as of January 1, 2007 to Employment Agreement with Sean J. Austin is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on December 31, 2007, Exhibit 10.11.

10.14
Fourth Amendment dated effective as of December 7, 2007 to Employment Agreement with Sean J. Austin is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on December 31, 2007, Exhibit 10.12.

10.15
Unrestricted Stock Award Agreement between us and Douglas G. Manner dated effective as of December 7, 2007 to Employment Agreement with Sean J. Austin is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on December 31, 2007, Exhibit 10.13.

10.16
Unrestricted Stock Award Agreement between us and Sean J. Austin dated effective as of December 7, 2007 to Employment Agreement with Sean J. Austin is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on December 31, 2007, Exhibit 10.14.

10.17
Unrestricted Stock Award Agreement between us and Keith D. Spickelmier dated effective as of December 7, 2007 to Employment Agreement with Sean J. Austin is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on December 31, 2007, Exhibit 10.15.

10.18
Form of Indemnification Agreements separately entered into by us, on the one hand, and Keith D. Spickelmier, Douglas G. Manner, Craig S. Glick, John T. Raymond, Herbert C. Williamson and Sean J. Austin, on the other hand

10.19
Purchase and Sale Agreement dated November 30, 2005 between us, on the one hand, and Kelly K. Buster, James I. Staley, Enexco, Inc., the Class B Limited Partners of EBS, and EBS Oil & Gas Partners Production GP, LLC, on the other hand, is incorporated herein by reference from our Annual Report on Form 10-KSB for the year ended December 31, 2006 (SEC File No. 0-49837), Exhibit 10.11.

10.20
Joint Exploration Agreement dated June 26, 2006 between us and Forest Oil Corporation is incorporated herein by reference from our Annual Report on Form 10-KSB for the year ended December 31, 2006 (SEC File No. 0-49837), Exhibit 10.14.

10.21
Letter Amendment dated April 4, 2007 to Joint Exploration Agreement with Forest Oil Corporation is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on December 31, 2007, Exhibit 10.16.

10.22
Purchase and Sale Agreement dated November 9, 2006, between Westside Energy Production Company, L.P. and Cimmarron Gathering, LP is incorporated herein by reference from our Annual Report on Form 10-KSB for the year ended December 31, 2006 (SEC File No. 0-49837), Exhibit 10.15.

10.23
Consulting Agreement dated April 4, 2007 but effective as of May 1, 2007 between us and Jimmy D. Wright is incorporated herein by reference from our Annual Report on Form 10-KSB for the year ended December 31, 2006 (SEC File No. 0-49837), Exhibit 10.19.

10.24
Credit Agreement dated as of March 23, 2007 between us and certain of our subsidiaries, on the one hand, and certain lenders with Spindrift Partners, L.P. as a lender and as administrative agent, on the other hand, is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on March 27, 2007, Exhibit 10.01.

10.25
Asset Purchase and Sale Agreement dated September 25, 2007 by GulfTex Operating, Inc. and TD Energy Services, Inc., on the one hand, and us, on the other hand, is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on September 26, 2007, Exhibit 10.03.

10.26
$8,000,000.00 Revolving Note dated September 20, 2007 and executed by us in favor of Knight Energy Group II, LLC is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on September 26, 2007, Exhibit 10.02.

Index

10.27
First Amendment of Credit Agreement dated as of March 23, 2007 with Spindrift Partners, L.P. as a lender and as administrative agent is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on September 26, 2007, Exhibit 10.03.

10.28
First Modification dated as of November 12, 2007 to $8,000,000.00 Revolving Note in favor of Knight Energy Group II, LLC is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on November 15, 2007, Exhibit 10.01.

10.29
Purchase Agreement dated as of November 9, 2007 by and between us, on the one hand, and Spindrift Partners, L.P., Spindrift Investors (Bermuda), L.P., and  Knight  Energy  Group  II,  LLC, on the other hand,  is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on November 15, 2007, Exhibit 10.02.

10.30
Registration  Rights  Agreement  dated  November  12, 2007 by and between  Registrant,  on  the  one  hand,  and  Spindrift Partners LP, Spindrift Investors  (Bermuda)  L.P.,  and  Knight Energy Group II, LLC, on the other hand– filed herewith

23.01	Consent of LaRoche Petroleum Consultants, Ltd. - filed herewith
31.01	Sarbanes Oxley Section 302 Certifications - filed herewith
32.01	Sarbanes Oxley Section 906 Certifications - filed herewith
99.01	Our 2004 Consultant Compensation Plan (filed as Exhibit 4.1 to our Registration Statement on Form S-8 (SEC File No. 333-114686) filed April 21, 2004.
99.02	Our 2005 Director Stock Plan (filed as Exhibit 4.2 to our Registration Statement on Form S-8 (SEC File No. 333-124890) filed May 13, 2005.
99.03	Our 2007 Equity Incentive Plan (filed as Exhibit 4.2 to our Registration Statement on Form S-8 (SEC File No. 333-146992) filed October 29, 2007.

Index

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During 2007 and 2006, the aggregate fees that we paid to Malone & Bailey, PC, our independent auditors, for professional services were as follows:

	Year Ended December 31,
	2007		2006
Audit Fees (1)	$136,032		$115,485
Audit-Related Fees	33,194	(2)	41,681	(3)
Tax Fees (4)	23,518		6,580
All Other Fees	N/A		N/A

(1)	Fees for audit services include fees associated with the annual audit and the review of our quarterly reports on Form 10-QSB.

(2)	Fees in connection with Crusader transaction.

(3)	Fees for the audits in connection with the acquisition of EBS Oil and Gas Partners Production Company, L.P. and EBS Oil and Gas Partners Operating Company, L.P.

(4)	Consist primarily of professional services rendered for tax compliance, tax advice and tax planning.

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

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Westside Energy Corporation
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Westside Energy Corporation, (“Westside”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the two years then ended. These consolidated financial statements are the responsibility of Westside’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. Westside is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Westside’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westside as of December 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

MALONE & BAILEY, PC

www.malone-bailey.com
Houston, Texas

March 31, 2008

Westside Energy Corporation
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
Current assets
Cash	$6,840,115	$5,003,803
Certificates of deposit and escrow account	27,887	27,887
Marketable securities	-	425,000
Accounts receivable net of allowance for doubtful accounts of $277,000 and $0	3,693,250	5,189,504
Derivative asset	-	169,885
Prepaid assets	22,605	122,914
Total current assets	10,583,857	10,938,993

Oil and gas properties, using successful efforts accounting
Proved properties	42,187,569	19,179,048
Unproved properties	10,001,881	10,094,150
Accumulated depreciation, depletion and amortization	(10,404,761)	(6,124,140)
Net oil and gas properties	41,784,689	23,149,058

Deferred financing costs net of accumulated amortization of $117,122 and $66,593	211,091	265,907
Property and equipment, net of accumulated depreciation of $138,809 and $92,656	104,169	150,322

TOTAL ASSETS	$52,683,806	$34,504,280

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$13,372,617	$7,171,069
Derivative liability	54,644	-
Short term portion of debt	-	3,997,500
Total current liabilities	13,427,261	11,168,569

Non-current liabilities
Asset retirement obligation	87,122	153,487
Long term portion of debt, net of unamortized discount of $174,848 and $404,325	28,717,652	7,609,057

TOTAL LIABILITIES	42,232,035	18,931,113

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized, 25,361,273 and 21,461,909 shares issued and outstanding	253,612	214,619
Additional paid-in capital	45,343,018	34,501,241
Accumulated other comprehensive income - unrealized gain (loss) on derivative instruments	(54,644)	169,885
Accumulated deficit	(35,090,215)	(19,312,578)
Total stockholders' equity	10,451,771	15,573,167

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$52,683,806	$34,504,280

See accompanying notes to consolidated financial statements.

Westside Energy Corporation
Consolidated Statements of Operations
Years Ended December 31, 2007 and 2006

	2007	2006
Revenues
Oil and gas sales	$6,440,087	$3,915,209

Expenses
Production	2,386,951	1,779,192
Exploration	2,107,222	-
General and administrative	5,970,874	5,296,723
Depreciation, depletion and amortization	4,338,743	5,710,295
Impairment	4,519,346	4,310,330

Total Expenses	19,323,136	17,096,540

Loss from Operations	(12,883,049)	(13,181,331)

Other Income (Expense)
Interest income	358,926	225,619
Interest expense	(3,253,514)	(956,200)

Total Other Income (Expense)	(2,894,588)	(730,581)

NET LOSS	$(15,777,637)	$(13,911,912)

Other Comprehensive Income:
Unrealized gain (loss) on derivative instruments	(224,529)	-
Total Comprehensive Loss	$(16,002,166)	$(13,911,912)

Basic and diluted loss per common share	$(0.71)	$(0.66)
Weighted average common shares outstanding	22,146,313	21,041,220

See accompanying notes to consolidated financial statements.

Westside Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,777,637)	$(13,911,912)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion of asset retirement obligation	8,818	-
Amortization of discount on notes payable	501,338	82,076
Stock based compensation	693,969	764,985
Impairment of oil & gas properties	4,519,346	4,310,330
Amortization of deferred financing cost	383,029	66,593
Depreciation, depletion and amortization	4,329,925	5,710,295
Changes in operating assets and liabilities:
Accounts receivable	1,496,254	2,439,095
Prepaid expenses and other current assets	100,309	(553,330)
Accounts payable & accruals	6,201,548	(6,418,551)
NET CASH USED IN OPERATING ACTIVITIES	2,456,899	(7,510,419)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities	425,000	625,000
Cash acquired on acquistion of EBS	-	955,574
Advances to EBS	-	(3,644,754)
Purchase of office equipment	-	(75,938)
Capital expenditures for oil and gas properties	(24,775,794)	(13,306,243)
Proceeds from sale of properties	-	4,941,985
NET CASH USED IN INVESTING ACTIVITIES	(24,350,794)	(10,504,376)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	176,804	813,750
Proceeds from sale of common stock, net	6,999,997	10,226,456
Proceeds from loan - related party, net of financing costs	28,564,287	-
Proceeds from loan - unrelated party, net of financing costs	-	14,887,500
Payments on note	(12,010,881)	(3,513,519)
NET CASH PROVIDED BY FINANCING ACTIVITIES	23,730,207	22,414,187

NET CHANGE IN CASH	1,836,312	4,399,392

CASH BALANCES
Beginning of period	5,003,803	604,411
End of period	$6,840,115	$5,003,803

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$1,711,614	$956,200
Income taxes paid	$-	$-

NON CASH DISCLOSURES
Discount on note payable	$271,861	$182,000
Value of common stock component of purchase price of oil & gas properties	$3,010,000	$-

See accompanying notes to consolidated financial statements.

Westside Energy Corporation
Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2006 and 2007

	Common Stock
					Other
			Additional		Comprehensive
	Shares	Par Value	Paid-in Capital	Retained Deficit	Income	Total
Balance at December 31, 2005	17,376,745	173,767	22,736,902	(5,400,666)	-	17,510,003

Stock issued for warrants exercised	357,500	3,575	810,175	-	-	813,750
Stock issued for services	94,384	944	326,204	-	-	327,148
Shares sold for cash	3,457,972	34,580	10,191,876	-	-	10,226,456
Deferred compensation	175,308	1,753	(1,753)	-	-	-
Amortization of deferred compensation	-	-	437,837	-	-	437,837
Unrealized gain on derivative instruments	-	-	-	-	169,885	169,885
Net Loss	-	-	-	(13,911,912)	-	(13,911,912)
Balance at December 31, 2006	21,461,909	$214,619	$34,501,241	$(19,312,578)	$169,885	$15,573,167

Stock issued for warrants exercised	353,608	3,536	173,268	-	-	176,804
Stock issued for services	185,616	1,856	692,113	-	-	693,969
Shares sold for cash	2,456,140	24,561	6,975,436	-	-	6,999,997
Stock issued in exchange for oil & gas assets	904,000	9,040	3,000,960			3,010,000
Deferred compensation	-	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-
Unrealized gain on derivative instruments	-	-	-	-	(224,529)	(224,529)
Net Loss	-	-	-	(15,777,637)		(15,777,637)
Balance at December 31, 2007	25,361,273	$253,612	$45,343,018	$(35,090,215)	$(54,644)	$10,451,771

See notes to consolidated financial statements.

Index

WESTSIDE ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations and organization

Westside Energy Corporation ("Westside") (formerly EvenTemp Corporation) was incorporated in Nevada on November 30, 1995. EvenTemp operated an auto accessory business. This business ceased operating in August 1999. The name of the company was changed to Westside Energy Corporation in March 2004.

Westside is engaged primarily in the acquisition, exploration, development, production, and sales of oil and natural gas. Westside sells its oil and gas products primarily to domestic natural gas pipelines and crude oil marketers.

Principles of Consolidation

Westside’s consolidated financial statements include the accounts of Westside and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Westside’s undivided interests in unincorporated oil and gas exploration and production ventures are proportionately consolidated.

Reclassifications

We have reclassified certain prior-year amounts to conform to the current year’s presentation.

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

The most critical estimate we make is the engineering estimate of proved oil and gas reserves. This estimate affects the application of the successful efforts method of accounting, the calculation of depreciation, depletion and amortization of oil and gas properties and the estimate of any impairment of our oil and gas properties. It also affects the estimated lives used to determine asset retirement obligations. In addition, the estimates of proved oil and gas reserves are the basis for the related standardized measure of discounted future net cash flows.

Revenue recognition

Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred.. Westside did not have a significant imbalance position in terms of natural gas volumes or values at December 31, 2007.  Westside would account for any gas imbalances using the entitlement method.

Oil and gas properties

Westside uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells, and related asset retirement costs are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of the impairment by providing an impairment allowance. Capitalized development costs and asset retirement costs of producing oil and gas properties, after considering estimated residual salvage values, are depreciated and depleted by the units-of-production method over total proved producing reserves.  Leasehold costs are depleted by the units-of-production method over estimated total proved reserves. Support equipment and other property and equipment are depreciated over their estimated useful lives.

On the sale or retirement of a complete unit of proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and any gain or loss is recognized in income. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with any resulting gain or loss recognized in income.

Index

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Property and equipment

Property and equipment are valued at cost. Additions are capitalized and depreciated.  All fixed assets excluding purchased software licenses are depreciated using the double-declining balance method basis over a seven year life. Purchased software is amortized using the straight line method over a three year life.  Leasehold improvements to our corporate office space are depreciated over the life of the lease.  Maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in other income and expense.

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

Marketable Securities

Westside classifies its investments in marketable securities as available-for-sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Marketable securities are reported at estimated fair value with unrealized gains and losses included in other comprehensive income, net of applicable deferred income taxes. Any annual amortization or accretion is recorded as a charge or credit to interest income. Realized gains and losses on sales are recognized in net income on the specific identification basis. The estimated fair values of investments are based on quoted market prices or dealer quotes.

Accounts Receivable

We record trade accounts receivable at the amount we invoice our joint venture partners. These accounts do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable as of the balance sheet date. We determine the allowance based on the creditworthiness of our customers and general economic conditions. Consequently, an adverse change in those factors could affect our estimate of our allowance for doubtful accounts. We review our allowance for doubtful accounts quarterly.  Balances more than 90 days past due are reviewed individually for collectibility. We charge off account balances against the allowance after we have exhausted all reasonable means of collection and determined that the potential for recovery is remote. We do not have any off-balance sheet credit exposure related to our customers.  At December 31, 2007 and 2006, Westside recorded $277,000 and 0, respectively, to its allowance for doubtful accounts.

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

Index

Prior to 2006, Westside began issuing common stock to employees as compensation. Westside recorded as compensation expense the fair value of such shares as calculated pursuant to Statement of Financial Accounting Standard No. 123, Accounting for Stock- Based Compensation, recognized over the related service period. Westside has not offered options under its stock based compensation plans.

Westside accounts for stock−based compensation issued to non−employees in accordance with the provisions of SFAS No. 123(R) and EITF No. 96−18, "Accounting for Equity Investments That Are Issued to Non−Employees for Acquiring, or in Conjunction with Selling Goods or Services". For expensing purposes, the value of common stock issued to non−employees and consultants is determined based on the fair value of the equity instruments issued and charged to expense for the nature of the service for which the stock compensation is paid.

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

Loss per share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Westside had losses in 2007 and 2006. Basic and diluted loss per share is the same due to the absence of common stock equivalents as the effect of our potential common stock equivalents would be anti-dilutive.

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

Westside discontinues cash−flow hedge accounting when it is determined that the derivative is no longer effective in offsetting cash flows of the hedged item; the derivative expires or is sold, terminated, or exercised; the derivative is redesignated as a non−hedging instrument because it is unlikely that a forecasted transaction will occur; or management determines that designation of the derivative as a cash−flow hedge instrument is no longer appropriate. In situations in which cash−flow hedge accounting is discontinued, Westside continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings.

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

Index

Westside does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

NOTE 2 - CONCENTRATION OF CREDIT RISK

At December 31, 2007, Westside's cash in financial institutions exceeded the federally insured deposits limit by $6,908,127.

NOTE 3 - MARKETABLE SECURITIES

On December 31, 2006, Westside owned $425,000 in corporate bonds with no unrealized gains or losses and an estimated fair value of $425,000.  Westside sold this asset in the first quarter of 2007 and, therefore, owns no marketable securities at December 31, 2007.

NOTE 4 – ACQUISITION OF ADDITIONAL MINERAL INTERESTS FROM GULFTEX OPERATING, INC. AND TD ENERGY SERVICES, INC.

On September 25, 2007, Westside acquired from Gulftex Operating, Inc. and TD Energy Services, Inc. ("Sellers”) various working interests in five producing wells and on leases covering an aggregate of 1,400 gross acres in Denton, Johnson, and Tarrant Counties, Texas. The aggregate consideration remitted by Westside for these assets was valued at $5,010,000 comprising $2 million in cash borrowed pursuant to the Knight Note (see Note 5) and 904,000 shares of our common stock (see Note 12 below).

At December 31, 2007, estimated proved reserves associated with this acquisition are 7.6 BCF of natural gas (see Note 16, Supplemental Oil & Gas Information (unaudited)).

NOTE 5 – LONG TERM DEBT – RELATED PARTIES

Knight Note.  On September 20, 2007, Westside entered into an unsecured Revolving Note with Knight Energy Group II (“Knight”) (a Crusader Entity) with a maturity date of September 1, 2008 (the “Knight Note”).  On November 12, 2007, a Note Modification Agreement was executed which extended the maturity of the Knight Note to March 31, 2009.  Under the terms of the Knight Note, Westside may borrow up to $8 million at a floating interest rate equal to the thirty day London Interbank Offer Rate (“LIBOR”) plus five percent per annum.  At December 31, 2007, the interest rate under the Knight Note was 9.86%.  Interest is due and payable monthly, in arrears, on the first day of each month beginning October 1, 2007.  As a condition to a draw against the Knight Note, Westside must provide a detailed Authorization for Expenditures (an “AFE”).  Upon the occurrence of an Event of Default, as defined in the note agreement, Knight may, at its option, declare all principal, together with accrued interest, immediately due and payable.

Because of the extended maturity of the Knight Note, the Knight Note has been classified as long term in the accompanying balance sheet.

Senior Secured Loan.  On March 23, 2007, Westside closed a $25 million senior secured loan (the “Senior Secured Loan”) from four entities managed by Wellington Management Company, LLP, the largest beneficial holder of our outstanding common stock, to replace the credit facility previously provided by GasRock Capital, LLC (“GasRock”).   The Senior Secured Loan has a maturity date of March 23, 2009.

As a result of the payoff of the GasRock credit facility using funds received from the Senior Secured Loan, all previously deferred financing costs and original issue discounts associated with the loan provided by GasRock of $670,232 were recorded in the first quarter of 2007 as a component of interest expense.

The Senior Secured Loan was provided by four private investment funds managed by Wellington Management Company, LLP, then and now the largest beneficial holder of Westside’s outstanding common stock. The Senior Secured Loan:

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

•	contains limiting operating covenants;
•	contains events of default arising from, among other things, failure to timely repay principal and interest or comply with certain covenants or a change in control; and
•	requires the repayment of the outstanding balance of the loan in March 2009; and
•
provides for semiannual payment of interest either in cash, if Westside so elects, or, if Westside does not elect to pay interest in cash, at lender’s election to receive interest either in shares of Westside common stock (“Conversion Option”) or by rolling the interest into the principal balance of the loan.  Should the lender elect the Conversion Option the Senior Secured Lender would receive shares converted at the greater of either $3.00 per share or the average closing price of our common stock for the ten days ending one day prior to the applicable date for payment of interest in payment of the interest.  In September 2007, Westside elected to pay interest of $1,260,273.98 in cash.  At December 31, 2007, Westside accrued interest expense of $657,534 associated with this loan; and in March 2008, Westside elected not to pay interest in cash.  As a result of Westside’s election, the lender elected to have six months of interest rolled into the principal balance of the Senior Secured Loan.  Westside determined that the Conversion Option on this loan did not contain a beneficial conversion feature under EITF 98-5 and EITF 00-27.

Westside recorded a discount of $271,861 based upon the estimated fair value of the overriding royalty interest that was conveyed to the lender upon closing.  As of December 31, 2007, $97,013 of this discount had been amortized as a component of interest expense. Westside incurred fees and other costs directly associated with this loan agreement of $328,213.  These fees have been recorded as deferred financing costs. As of December 31, 2007, $117,122 of these deferred financing costs had been amortized as a component of interest expense. Both the discount and deferred financing costs are being amortized over the expected term of the note using the effective interest method.

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

NOTE 6 − DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On March 17, 2006 and February 22, 2007, Westside entered into fixed oil and natural gas price swap agreements (“Swaps”) in order to provide a measure of stability to Westside's cash flows due to volatile oil and natural gas prices and to manage our exposure to commodity price risk.

Westside evaluated the Swaps pursuant to the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and determined that the Swaps qualify for cash-flow hedge accounting treatment.

Index

These Swaps cover a portion of the Company’s oil and natural gas production through December 31, 2008 and the details are summarized below:

Production Period	Type of Instrument	Total Volume	Average Fixed Price	Fair Value
2008	Oil Fixed Price Swap	2,000 bbls.	$66.15	$(54,764)
2008	Gas Fixed Price Swap	140,000 MMBtu	$7.54	$120

Management has determined the swaps qualify for cash−flow hedge accounting treatment. As of December 31, 2007, Westside recognized a derivative liability of $54,644 with the change in fair value reflected in other comprehensive income.

NOTE 7 - ASSET RETIREMENT OBLIGATIONS

As Westside develops or purchases oil and gas wells, Westside incurs an obligation to recognize a liability commensurate with its working interest share of the future abandonment and reclamation costs of each well (“ARO”) and a corresponding increase in the carrying value of each well (“ARC”) on the date the liability is measured and recorded.  Westside accounts for the ARO and the associated ARC in accordance with SFAS 143 “Accounting for Asset Retirement Obligations”.  The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates, and the credit adjusted risk free interest rate.  Salvage values are not recognized in the measurement of the ARO and ARC but are included in the calculation of net book value of oil & gas assets subject to depletion, depreciation, and amortization under the successful efforts method of accounting.

Westside evaluates its ARO each quarter and records changes in the ARO and ARC resulting from the addition of wells and changes in estimates that affect the estimated cash outflows associated with the abandonment of each well.

Westside records amortization of the ARC and accretion of the ARO over time.  Amortization of the ARC commences, on a units-of-production basis, when its associated well begins production.  Accretion of the ARO is calculated over the estimated productive lives of the oil & gas assets with which the liability is associated.

	2007	2006
Balance at beginning of year	$153,487	$27,880
Revision of Estimate	(142,278)
Liabilities incurred	92,096	122,855
Settlements of liabilities	(25,000)
Accretion expense	8,818	2,752
Balance at end of year	$87,123	$153,487

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings.  We are not now a party to any legal proceeding requiring disclosure in accordance with the rules of the U.S. Securities and Exchange Commission.  In the future, we may become involved in various legal proceedings from time to time, either as a plaintiff or as a defendant, and either in or outside the normal course of business. We are not now in a position to determine when (if ever) such a legal proceeding may arise. If we ever become involved in a legal proceeding, our financial condition, operations, or cash flows could be materially and adversely affected, depending on the facts and circumstances relating to such proceeding.

Environmental Matters. As an owner or lessee and operator of oil and gas properties, we are subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, we could be directed to suspend or cease operations in the affected area. We maintain insurance coverage, which we believe is customary in the industry, although we are not fully insured against all environmental risks. We are not aware of any environmental claims existing as of December 31, 2007, which have not been provided for, covered by insurance or otherwise would have a material impact on our financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on our properties.

Cash Calls.  Westside is subject to cash calls related to its various investments in oil and gas properties. The potential cash calls are in the normal course of business for Westside's oil and gas interests. Westside will require funds in excess of its net cash flows from operations to meet its cash calls for its various interests in oil and gas properties to explore, produce, develop, and eventually sell the underlying natural gas and oil products.

Index

Office Lease Agreement.  On April 11, 2006, Westside entered into an Office Lease Agreement with its current landlord.  Westside accounts for this Office Lease Agreement as an operating lease.  The Office Lease Agreement will expire on July 31, 2008.  Because of the merger pursuant to the Contribution Agreement described more fully in Note 12, Westside does not plan to extend or renew this lease.  At December 31, 2007, Westside owes $57,114 in base rent under this lease and will pay it in equal monthly installments of $8,159 through July 31, 2008.

Registration Rights Agreement.  Pursuant to a private placement of securities, more fully described in Note 12, Westside entered into a registration rights agreement whereby we are obligated to file with the U.S. Securities and Exchange Commission (the "SEC") a registration statement (the "Registration Statement") as soon as reasonably practicable but in any event within 270 days after November 9, 2007 (the "Closing Date") to permit the registered resale of the shares for a period of two years following the date that the Registration Statement is first declared effective by the SEC.  The registration rights agreement provides that if the Registration Statement is not declared effective by the earlier of (i) 270 days after the Closing Date or (ii) the fifth (5th) business day following the date on which Westside is notified by the SEC that such registration statement will not be reviewed or is no longer subject to further review and comments, Westside will be required to pay a penalty to each investor an amount of cash equal to one percent (1%) of such investor's purchase price for the shares, and an additional one percent (1%) for each additional 30-day period during which the Registration Statement is not declared effective.  The registration rights agreement further provides that if Westside voluntarily suspends the effectiveness of the Registration Statement for longer than certain stipulated periods of time or the Registration Statement becomes otherwise unavailable, Westside will be required to pay a penalty to each investor an amount equal to one percent (1%) of such investor's purchase price for the shares for each additional 30-day period during which the effectiveness of such registration statement is so suspended.  Westside believes it is unlikely that circumstances will arise that would subject Westside to the payment of such penalties.

NOTE 9 - INCOME TAXES

During 2007 and 2006, Westside incurred net losses and therefore, had no federal income tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $52,867,345 at December 31, 2007 and will expire in the years from 2019 to 2027.  Should a change in control occur, utilization of the net operating loss carry-forward could be limited under Section 382 of the Internal Revenue Code.

At December 31, 2007, the deferred tax assets consisted of the following:

Deferred tax assets:
Net operating losses	$17,974,897
Less: valuation allowance	(17,974,897)
Net deferred tax asset	$-

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification, and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006.

Westside adopted the provisions of FIN 48 on January 1, 2007. At the date of adoption, we had approximately $24 million of unrecognized tax benefits related to alternative minimum tax (AMT) associated with uncertain tax positions. At December 31, 2007, the amount of unrecognized tax benefits related to AMT associated with uncertain tax positions was approximately $53 million. These AMT liabilities can be used to offset future regular tax liabilities. Westside’s uncertain tax positions arise from prior net operating losses (NOL) incurred in previous years.

Westside files income tax returns in the U.S. federal jurisdiction, having no filing requirements in state and local jurisdictions. The Internal Revenue Service (IRS) has not examined the income tax returns; therefore, the Company has no assurance that an examination would not result in changes to the accumulated NOL’s. Any changes or adjustments in an examination should not result in a material change to our financial position, results of operations, or cash flow.

NOTE 10 - IMPAIRMENT OF LONG-LIVED ASSETS

Pursuant to FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, impairment losses of $4,519,346 and $4,310,330 for 2007 and 2006, respectively, have been recognized in loss from continuing operations before income taxes under the caption "Impairment". For proved oil and gas properties, the impairment loss was determined by subtracting the net book value from the discounted amount of the estimated future cash flows of the wells with the excess of net book value over estimated discounted future cash flows comprising the amount of the impairment.  Costs associated with unproved leases having expired during the year and expected to expire during the next year are charged to impairment as of the end of each year.

Index

NOTE 11 – STOCK COMPENSATION LIABILITY.

Westside has granted to three employees, pursuant to their employment agreements, grants of our common stock subject to criteria associated with the performance of the price of our common stock.  This is a performance based program subject to the provision of FAS 123(R) by which a liability has been established based on the probability that our common stock will achieve certain prices.  Under this plan, shares eligible to be granted to these employees are issuable, without restriction, upon a change of control of Westside.  These shares would be issuable upon closing of the merger described further in Note 12.  Details of this issuance are as follows:

			December 31, 2007

Value of performance based shares to be issued at a change of control			$2,806,000
Liability recorded			1,368,294

Liability remaining to be recognized			$1,437,706

Amount to be recognized per quarter as liability and expense in 2008			$718,853

Assumptions:
1) Merger will close on June 30, 2008
2) Description of performance based shares under the plan that will vest upon change of control:

	# Shares	Price per Share at Grant Date	Value of Grant

	600,000	$3.30	$1,980,000
	175,000	$3.50	612,500
	70,000	$3.05	213,500

	845,000		$2,806,000

NOTE 12 - COMMON STOCK

During 2007, Westside had the following equity transactions:

•	Warrants to purchase 353,608 shares were exercised for aggregate proceeds to Westside of $176,804.
•
198,949 shares of common stock valued at $510,357 were awarded for current and future services to be earned evenly over the next three years.  Of these shares, 41,283 were awarded to directors, 117,666 were awarded to employees, and 40,000 were awarded to consultants.  The par value of these shares was recorded through common stock and additional paid-in capital. As the shares are earned, the value of the shares is recorded to expense and additional paid-in capital. For the year ended December 31, 2006, $405,957.01 was earned and expensed.  Awards to consultants were expensed in accordance with EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

•	The termination of the engagement of a contractor who had previously been issued shares resulted in the cancellation of 13,333 shares previously issued for future services.
•
904,000 shares of common stock were issued on October 2, 2007, to Sellers as the Stock Consideration component, totaling $3,010,000 in market value, of the purchase price for assets that Westside purchased pursuant to the Purchase and Sale Agreement among Westside and Sellers dated September 25, 2007 (See Note 4 above).

Index

•
A private placement of an aggregate of 2,456,140 shares were sold for net proceeds of $6,975,136.  These shares were sold as follows: to Spindrift Partners L.P., 576,857 shares; to Spindrift Investors (Bermuda), L.P., 686,300 shares;  and  to Knight  Energy  Group II,  LLC (a Crusader entity) 1,192,983 shares.  In connection with this placement, Westside entered into a registration rights agreement whereby it obligated itself to file with the U.S. Securities and Exchange Commission (the "SEC") a registration statement (the "Registration Statement") as soon as reasonably practicable but in any event within 270 days after November 9, 2007 (the "Closing Date") to permit the registered resale of the shares for a period of two years following the date that the Registration Statement is first declared effective by the SEC.  The registration rights agreement provides that if the Registration Statement is not declared effective by the earlier of (i) 270 days after the Closing Date or (ii) the fifth (5th) business day following the date on which Westside is notified by the SEC that such registration statement will not be reviewed or is no longer subject to further review and comments, Westside will be required to pay a penalty to each investor an amount of cash equal to one percent (1%) of such investor's purchase price for the shares, and an additional one percent (1%) for each additional 30-day period during which the Registration Statement is not declared effective.  The registration rights agreement further provides that if Westside voluntarily suspends the effectiveness of the Registration Statement for longer than certain stipulated periods of time or the Registration Statement becomes otherwise unavailable, Westside will be required to pay a penalty to each investor an amount equal to one percent (1%) of such investor's purchase price for the shares for each additional 30-day period during which the effectiveness of such registration statement is so suspended,

During 2006, Westside had the following equity transactions:

•	Warrants to purchase 357,500 shares were exercised for total proceeds to Westside of $813,750
•	94,384 shares of common stock were awarded for services valued at $327,148.
•
175,308 common shares valued at $609,129 were issued for future services. The par value of these shares was recorded through common stock and additional paid-in capital. As the shares are earned, the value of the shares is recorded to expense and additional paid-in capital. For the year ended December 31, 2006, $437,837 was earned and expensed.

•	In a private placement, 3,278,000 shares were sold for net proceeds of $9,659,544. Additionally, two employees purchased 179,972 shares for $472,500.

On December 31, 2007, we entered into a Contribution Agreement (the “Contribution Agreement”) pursuant to which we agreed to a merger with the privately held Crusader Energy Group (“Crusader”).  The merger is subject to our stockholders’ approval.  If the merger is approved and completed, the ultimate equity owners of Crusader will receive between 157.4 million and 171.7 million shares of our common stock, subject (if additional cash capital contributions are made to Crusader) to the issuance of additional shares up to approximately 14.3 million on the basis of one additional share for each three additional dollars of capital contributed.  After the completion of the merger, we would have between 183.8 million and 198.1 million shares outstanding, depending on the aggregate amount of any additional capital contributions to Crusader and prior to the effectiveness of a planned one-for-two reverse stock split of our common stock.

NOTE 13 - WARRANTS

Westside had no warrants issued or outstanding until the year ended December 31, 2004. During 2004, Westside issued warrants attached to debt, stock purchases, and for consulting services. All issuances were approved by the Board of Directors. During 2007, no additional warrants were issued. A summary of changes in outstanding warrants is as follows:

		Weighted
		Average
	Warrants	Share Price

Outstanding at December 31, 2005	1,277,500	$1.36

Changes during the year:
Granted	-	-
Exercised	(357,500)	2.28
Forfeited	-	-
Outstanding at December 31, 2006	920,000	$0.99

Changes during the year:
Granted	-	--
Exercised	(353,608)	0.50
Forfeited	--	--
Outstanding at December 31, 2007	566,392	$1.29
Excercisable at December 31, 2007	566,392	$1.29

Index

NOTE 14 − PURCHASE OF EBS OIL AND GAS PARTNERS PRODUCTION COMPANY, L.P.

On March 15, 2006, Westside acquired EBS Oil and Gas Partners Production Company, L.P. and EBS Oil and Gas Partners Operating Company, L.P. (collectively "EBS").  This acquisition is more fully described in our Annual Report on Form 10KSB for the year ended December 31, 2006. The following 2006 unaudited pro forma information assumes the acquisition of EBS occurred as of January 1, 2006. No pro forma results are provided for 2007 because the effects of the EBS transaction are included for a full twelve months of operations in 2007.  Pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented below.

Year Ended December 31, 2006:

	As Reported	Pro- Forma

Total Assets	$34,504,280	$34,504,280

Revenues	$3,915,209	$4,584,021

Net Loss	$(13,911,912)	$(14,087,928)

Loss Per Share	$(0.66)	$(0.67)

NOTE 15 – SUBSEQUENT EVENTS

Additional hedging positions.  During the first quarter of 2008, we entered into two additional hedging transactions in the form of costless collars.  Both of these collars cover natural gas to be produced for a one-year period starting in March 2008 in the case of the first of these collars and starting in April 2008 in the case of the second of these collars.  The first of these collars has a floor of $8.00 and a cap of $10.35 per MMBTU, while the second of these collars has a floor of $9.00 and a cap of $12.50 per MMBTU.

Issuance of restricted shares of our common stock to related parties.  On November 9, 2007, one hundred thousand (100,000) restricted shares each were awarded, effective January 1, 2008, to certain of our directors.  The value of the awards on the effective date was $2.27 per share.  Shares awarded to Directors Glick, Raymond, and Williamson will vest in three tranches, the first of which vested on January 1, 2008.  The second tranche will vest on January 1, 2009, and the third tranche will vest, after two additional years have elapsed, on January 1, 2011.  Restricted (unvested) shares will not vest upon a change of control unless it occurs after June 30, 2008, in which case all restricted shares awarded to these directors would vest.  Shares awarded to Director Spickelmier will vest in the same manner except that the limitation as regards the June 30, 2008 date for a  change of control does not apply, and Director Spickelmier’s restricted shares would vest upon a change of control occurring at any time.

NOTE 16 -- SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

Capitalized Costs

Capitalized costs incurred in property acquisition, exploration, and development activities as of December 31, 2007 are as follows:

Total Capitalized	$52,189,450
Less: Accumulated depletion	(10,404,761)
Net Capitalized	$41,784,689

Costs incurred for property acquisition, exploration, and development activities for the year ended December 31, 2007 are as follows:

Acquisition of properties
Proved	$4,837,941
Unproved	172,059
Exploration costs	--
Development costs	22,284,382
Total costs incurred for property acquisition, exploration, and development activities	$27,294,382

Index

Results of operations for oil and gas producing activities for the year ended December 31, 2007 are as follows:

Oil & gas sales (exclusive of hedging)	$6,234,517
Production costs	(2,386,951)
Exploration expenses	(2,107,222)
Depreciation, depletion and amortization	(4,282,897)
Impairment	(4,519,346)
(7,061,899)
Income tax expense	-
Results of operations for oil and gas producing activities (excluding corporate overhead and financing costs)	$(7,061,899)

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

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less the estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows.

	2007		2006
	Oil	Gas	Oil	Gas
	(MBbls)	(MMcf)	(MBbls)	(MMcf)
Total proved reserves
Beginning of year	149.615	5,835.035	85.206	1,191.699
Extensions and discoveries	1,779	3,243,971	8.856	1,001.032
Revisions of previous estimates	86,237	1,495,771	(33.740)	(133.747)
Purchases of minerals in place	-	7,607.733	112.174	4,136.802
Production	(24.079)	(794.923)	(22.881)	(360.751)
End of the year proved reserves	213.552	17,387.587	149.615	5,835.035
End of year proved developed reserves	72.058	9,616.208	85.385	3,277.562

Index

Standardized Measure of Discounted Future
Net Cash Flows at December 31, 2007	(000's)
Future cash inflows	$121,561
Future production costs	(25,495)
Future development costs	(22,006)
Future income tax expenses, at 34%	(8,760)
Future net cash flows	65,300

Less: 10% annual discount for estimated timing of cash flows	(36,727)
Standardized measures of discounted future net cash flows relating to proved oil and gas reserves	$28,573

The following reconciles the change in the standardized measure of discounted future net cash flow during 2007.

(000's)
Beginning of year	$12,203
Sales of oil and gas produced, net of production costs	(3,848)
Net changes in prices net of production costs	7,115
Purchases of minerals	13,648
Extensions, discoveries and improved recovery net of future production and development costs	5,414
Net changes in estimated future development costs	(10,225)
Development costs incurred during the year that reduced future development costs	6,295
Revisions of previous quantity estimates	9,763
Change in production rates	(12,276)
Change in discount	1,690
Change in income tax expense	(1,206)
End of year	$28,573

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

Index

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

      Plugging and abandonment. Process whereby a well that is no longer needed is filled with concrete and abandoned

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

Index

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

March 31, 2008	WESTSIDE ENERGY CORPORATION

	By:	/s/ Douglas G. Manner
Douglas G. Manner,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Douglas G. Manner	Director, Chief Executive Officer	March 31, 2008
Douglas G. Manner	(Principal Executive Officer)

/s/ Keith D. Spickelmier	Director, Chairman of the Board	March 31, 2008
Keith D. Spickelmier

/s/ Craig S. Glick	Director,	March 31, 2008
Craig S. Glick

/s/ John T. Raymond	Director,	March 31, 2008
John T. Raymond

/s/ Herbert C. Williamson	Director,	March 31, 2008
Herbert C. Williamson

/s/ Sean J. Austin	Vice President and	March 31, 2008
Sean J. Austin	Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)