Form 10KSB/A
period 2007-12-31
WESTSIDE ENERGY CORP
filed 2008-04-29
CIK 1024109

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

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

Transitional Small Business Disclosure format (Check one):    YES  ☐    NO  ☒

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the "Amendment") to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 (the "Annual Report") to add certain sections of Part III to the Annual Report. We are adding these sections by filing Part III again in its entirety with the added sections. Originally, we expected to incorporate these sections of Part III by reference into the Annual Report from our definitive proxy statement regarding our 2008 annual meeting of stockholders. We have not yet filed this definitive proxy statement, as the SEC is conducting a routine review of a preliminary version of it. We are therefore filing this Amendment to comply timely with additional filing requirement of the SEC. Other than for the addition of the added sections of Part III, no information in the Annual Report is being changed. None of the changes contained in the Amendment relate to our financial statements or results of operations.

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

Our current directors are listed below:

Name	Age	Present Position With the Company	Director Since
Keith D. Spickelmier	46	Chairman of the Board	2002
Douglas G. Manner	53	Director, Chief Executive Officer, President & Chief Operating Officer	2005
Craig S. Glick	48	Director	2006
John T. Raymond	37	Director and Chairman of the Nominating Committee	2005
Herbert C. Williamson, III	59	Director and Chairman of the Audit and Compensation Committees	2005

The backgrounds of our directors (as well as Sean J. Austin, our other executive officer who is not a member of the board of directors) are as follows:

Keith D. Spickelmier—Chairman of the Board. Mr. Spickelmier is a director and has served as chairman of our board of directors since May 2002, and was president, treasurer and secretary until February 2004. Prior to joining Westside Energy, he was a partner with the law firm Verner, Liipfert, Bernhard, McPherson and Hand. From April 2001 through July 2003, Mr. Spickelmier was of counsel with the law firm Haynes and Boone, LLP. Mr. Spickelmier holds a B.A. from the University of Nebraska at Kearney and a J.D. from the University of Houston. Mr. Spickelmier is also a director of JK Acquisition Corp., a special purpose acquisition company.

Douglas G. Manner—Chief Executive Officer, President, Chief Operating Officer and Director. Mr. Manner has been a director since March 2005. In June 2006, he became our chief executive officer, and in April 2007 he became our president and resumed his former duties as chief operating officer, a capacity in which he had previously served from January 2006 to May 2006. From January 2004 to December 2005, Mr. Manner was senior vice president and chief operating officer of Kosmos Energy, LLC, a private energy company engaged in oil and gas exploration offshore West Africa. From August 2002 through December 2003, he was president and chief operating officer of White Stone Energy, LLC, a Houston-based oil and gas advisory firm. From May 2001 to June 2002, Mr. Manner was chairman and chief executive officer of Mission Resources Corporation, a Houston-based oil and gas exploration company. He was chief executive officer and president of Bellwether Exploration, a Houston-based oil and gas exploration company, from June 2000 until May 2001 and became the chairman of its board of directors in December 2000. From July 1998 until May 2000, Mr. Manner was vice president and chief operating officer of Gulf Canada Resources Limited. Mr. Manner began his career with Amoco Petroleum Company in 1977 and from 1981 to 1997 was a reservoir engineering consultant with Ryder Scott Petroleum Engineers, an international reservoir engineering firm. Mr. Manner received a B.S. in mechanical engineering from Rice University in 1977, and is a professional engineer certified by the Texas Board of Professional Engineers and a member of the Society of Petroleum Engineers. Mr. Manner is currently a member of the boards of directors of Cordero Energy Inc., an independent energy company traded on the Toronto Stock Exchange; Irvine Energy PLC, an independent energy company traded on the AIM; and Rio Vista Energy Partners, L.P., a master limited partnership engaged in the mid-stream energy business.

Craig S. Glick—Director. Mr. Glick has been a director since January 2006. Since November 2006, Mr. Glick has served as managing director and general counsel of NGP Midstream & Resources. From August 2006 to November 2006, he served as our executive vice president and general counsel. Mr. Glick co-founded Kosmos Energy, LLC in 2003 and was a partner at Kosmos Energy from 2003 to 2006. From 1999 to 2003, he was president of Hunt Resources, Inc. and senior vice president of Hunt Oil Company. Mr. Glick was general counsel and chief financial officer of Gulf Canada Resources Ltd. from 1994 to 1999. Mr. Glick was in charge of acquisitions for Torch Energy Advisers in 1994. Previously, Mr. Glick was an attorney with Vinson & Elkins, LLP, where he became a partner in 1993. Mr. Glick received a B.A. in political science from Tulane University and holds a J.D. from the University of Texas School of Law.

John T. Raymond—Director. Mr. Raymond has been a director since March 2005 and is chairman of the nominating committee of our board of directors. Since September 2006, Mr. Raymond has been Managing Partner & CEO of NGP Midstream & Resources, L.P. He has been a Director of Vulcan Energy Corporation since July 2004 upon the occurrence of the management led buyout of Plains Resources Inc. and was its Chief Executive Officer from July 2004 to April 2005, prior to which he was President and CEO of Plains Resources Inc., the publicly traded predecessor company to Vulcan Energy, since December 2002. From November 2001 to December 2002 Mr. Raymond was President and Chief Operating Officer of Plains Resources Inc. Mr. Raymond was Executive Vice President and Chief Operating Officer of Plains Resources Inc. from May 2001 to November 2001. From December 2002 to March 2004, he was contemporaneously President and Chief Operating Officer of Plains Exploration and Production Company. From June 2001 to April 2005, Mr. Raymond was also a Director of Plains All American Pipeline, LP. From January 2000 to May 2001, he was Director of Corporate Development for Kinder Morgan, Inc. He was Vice President of Corporate Development for Ocean Energy, Inc. from April 1998 to January 2000 and was a Vice President with Howard Weil Labouisse Friedrichs, Inc. from 1992 to April 1998. He is also currently a director of High Sierra Energy Partners, L.P. and Imagin Natural Resources, LLC. He manages various private investments through personally held Lynx Holdings, LLC. Mr. Raymond received a B.S.M. from the A.B. Freeman School of Business at Tulane University with dual concentrations in finance and accounting.

Herbert C. Williamson, III—Director. Mr. Williamson has been a director since March 2005 and is chairman of the audit and compensation committees of our board of directors. From 2001 to 2006, he was a director of Petrohawk Energy Corporation, an independent energy company traded on the New York Stock Exchange. From September 2000 through 2004, he was a director of Southwest Royalties, Inc. and chaired the independent directors committee for its acquisition by Clayton Williams Energy. From April 1997 to February 2002, Mr. Williamson was a director of Pure Resources, Inc. and its predecessor, and served as chairman of the special committee in connection with the tender offer for Pure Resources made by Unocal. Mr. Williamson was an investment banker with Petrie Parkman & Company from 1995 through May 1999, was chief financial officer for Seven Seas Petroleum Incorporated from October 1998 to April 1999 and was vice chairman and executive vice president for Parker & Parsley Petroleum Company (now Pioneer Natural Resources Company) from April 1985 to April 1995. From 1998 to 2007, Mr. Williamson served as a director of Merlon Petroleum Company, a privately owned oil and gas company engaged in the exploration and production of oil reserves in East Texas and Egypt, where for a period he was also its chief financial officer. He has over 30 years of experience in the oil and gas industry and investment banking business. Mr. Williamson is currently a director of Toreador Resources Corp., a public independent oil and gas company, and JK Acquisition Corp. Mr. Williamson holds a B.A. from Ohio Wesleyan University and an M.B.A. from Harvard University.

Sean J. Austin—Chief Financial Officer. Mr. Austin became our chief financial officer in June 2006 and from May 2005 through June 2007 served as our vice president and corporate controller. Prior to joining us, he was employed by Hess Corporation (formerly known as Amerada Hess) for 23 years, holding senior management positions in the company’s New York and Houston offices. From 1995 to 1999, he was vice president and corporate controller in the New York office of Hess and, from 1999 until 2004, was vice president of Finance and Administration, Exploration and Production in the Houston office of Hess. Mr. Austin served as an officer in the United States Navy from 1974 to 1979. Mr. Austin received a B.B.A. in accounting from the University of Notre Dame and an M.B.A. from the Amos Tuck School of Business at Dartmouth College.

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

Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish us with copies of all such Section 16(a) forms. We believe that, during fiscal 2007, each of our officers, directors and stockholders who own more than ten percent of our outstanding shares complied with all applicable filing requirements of Section 16(a).

ITEM 10.	EXECUTIVE COMPENSATION.

The following table sets forth the compensation we paid during the fiscal years ended December 31, 2007 and 2006 to our executive officers whose total compensation exceeded $100,000. The executive officers listed in the table below are referred to as the “Named Executive Officers.”

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Total ($)
Douglas G. Manner,(1) Chief Executive Officer and Chief Operating Officer(1)	2007	$275,000	$70,000		$88,332	(2)	$433,332
	2006	$175,000	$262,500	(3)	$525,000	(4)	$962,500
Sean J. Austin, Vice President & Chief Financial Officer	2007	$200,000	$90,000		$88,332	(2)	$378,332
	2006	$154,500	$—		$—		$154,500

(1)	Mr. Manner became our Chief Executive Officer on June 1, 2006. Prior to that time, he had served as Chief Operating Officer since January 1, 2006.
(2)	Represents 33,333 restricted shares that vested on November 9, 2007.
(3)	Represents 75,000 shares granted as an employment sign-on bonus and valued at the amount recognized for financial statement reporting purposes in accordance with FAS 123R.
(4)	Represents 150,000 restricted shares, all of which have vested as of January 1, 2008, valued at the amount recognized for financial statement reporting purposes in accordance with FAS 123R.

The table below sets forth information pertaining to outstanding stock awards owned by our named executive officers as of December 31, 2007.

Outstanding Equity Awards at Fiscal Year-end

Name	Year	Stock Awards				Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested (#)
Douglas G. Manner, Chief Executive Officer	2007	75,000	(1)	$144,000	(4)	600,000	$1,152,000	(4)
	2006	150,000	(2)	$217,500	(3)	600,000	$870,000	(3)
Sean J. Austin, Vice President & Chief Financial Officer	2007	—		—		175,000	$336,000	(4)
	2006	10,000		$14,500	(3)	120,000	$174,000	(3)

(1)	Of these shares, 75,000 vested on January 1, 2008.
(2)	Of these shares, 75,000 vested on January 1, 2007.
(3)	Based on the $1.45 per-share market price of our common stock at the close of our 2006 fiscal year.
(4)	Based on the $1.92 per-share market price of our common stock at the close of our 2007 fiscal year.

Compensation Agreements with Key Personnel

We have an employment agreement with Douglas G. Manner, our chief executive officer, president and chief operating officer, that became effective on January 1, 2006 and may be terminated before January 1, 2009 upon a change of control of Westside. The agreement (as amended) currently provides for an annual salary of $275,000 and a sign-on bonus payable in our shares, the number of which, up to a maximum of 225,000 shares (and subject to vesting by thirds), equals 150% of the number of our shares that he purchased from us in cash before June 1, 2006. Mr. Manner timely purchased 150,000 shares and, accordingly, of these bonus shares, one-third or 75,000 immediately vested and 75,000 vested on each of January 1, 2007 and 2008. The agreement also provides for grants of incentive shares in increments of 100,000 shares of our common stock (for a total of 600,000 shares) each time that the 30-day trailing average of our stock’s closing price equals or exceeds in succession $5.00, $6.00, $7.00, $8.00, $9.00 and $10.00 for the first time. If a change of control of Westside occurs, Mr. Manner has the right to terminate his employment, in which case (or upon termination by us) Mr. Manner’s right to all of the remaining incentive shares shall immediately vest. The completion of the pending business combination with the Crusader Energy Group upon stockholder approval will constitute a change of control under Mr. Manner’s employment contract and he will receive the 600,000 shares of our common stock provided for in his employment agreement.

We have an employment agreement, effective as of May 4, 2005, with Sean J. Austin, our chief financial officer. Mr. Austin’s employment agreement does not have a stated term. His agreement (as amended) currently provides for an annual salary of $200,000, subject to annual review, and a grant of 25,000 shares of our common stock, all of which are now fully vested. The agreement also provides for grants of incentive shares in increments of 29,166 shares of our common stock (for a total of 175,000 shares) each time that the 30-day trailing average of our common stock’s closing price equals or exceeds in succession $5.00, $6.00, $7.00, $8.00, $9.00 and $10.00 for the first time. If a change of control of Westside occurs, Mr. Austin has the right to terminate his employment, in which case (or upon termination by us) Mr. Austin’s right to all of the remaining incentive shares shall immediately vest. The completion of the pending business combination with the Crusader Energy Group upon stockholder approval will constitute a change of control under Mr. Austin’s employment contract and he will receive the 175,000 shares of our common stock provided for in the employment agreement.

Director Compensation

During 2007, each member of our board of directors who was not our chairman of the board or our employee received an annual director’s fee of $7,500 for service on the board of directors and $1,000 for each meeting attended. As of January 1, 2008, such directors’ annual fee increased to $50,000 and the per-meeting fees were eliminated. We pay the chairman of the board a $10,000 monthly director’s fee for serving as our chairman. We pay the chairman of the audit committee of the board an additional $3,750 fee for service as committee chair, and we pay $1,875 annually to the other member of this committee who is not our chairman of the board. We pay the chairman of the compensation committee an annual fee of $2,500 for service as chair of this committee. We also reimburse our non-employee directors for their reasonable expenses to attend board and committee meetings.

Each non-employee director, other than the chairman, was eligible for awards of our common stock under our 2005 Director stock plan. We awarded each non-employee director 12,666 shares of our common stock when he or she first became a director. The initial award was comprised of 4,222 unrestricted shares and 8,444 restricted shares of our common, one-half of which will vest, if the director is then a member of the board of directors, on each of the first and second anniversaries of the award date. We also awarded each non-employee director 2,650 shares of our common stock for annual service on the board of directors, of which 884 shares were unrestricted, and 1,766 were restricted, one-half of which will vest, if the director is then a member of the board of directors, on the first and second anniversaries of the award date.

Effective as of January 1, 2008, the above described initial and annual awards program for non-employee directors was replaced by a program to award non-employee directors additional shares from time to time, but not on a set schedule or for a pre-determined number of shares. Awards of 100,000 shares to each non-employee director were approved effective as of January 1, 2008, with one-third vesting on each of January 1st of 2008, 2009 and 2011.

Director Compensation (1)

Name	Year	Fees Earned or Paid in Cash	Stock Awards ($)	Total ($)
Keith D. Spickelmier	2007	$174,000	$88,332	$262,332
Craig S. Glick	2007	$17,500	$3,445	$20,945
John T. Raymond	2007	$18,375	$6,758	$25,133
Herbert C. Williamson	2007	$31,250	$6,758	$38,008

(1)	The columns designated by the SEC for the reporting of certain option awards, non-equity incentive plan compensation, nonqualified deferred compensation earnings or all other compensation have been eliminated as no such awards, compensation or earnings were made to, earned by, or paid to or with respect to any person named in the table during fiscal 2007.
(2)	Represents the aggregate grant date fair value of 2,650 shares, computed in accordance with FAS 123R. As of December 31, 2007, Mr. Glick has been granted an aggregate of 15,316 shares for his services as a director.
(3)	Represents the aggregate grant date fair value of 2,650 shares, computed in accordance with FAS 123R. As of December 31, 2007, each of Messrs. Raymond and Williamson had been granted an aggregate of 17,966 shares for their services as directors.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of Westside common stock as of April 28, 2008, based on 25,761,273 shares outstanding by:

•	each current director and executive officer of Westside;

•	all current executive officers and directors of Westside as a group; and

•	each person known by Westside, to own beneficially more than 5% of the outstanding shares of Westside common stock.

Beneficial ownership has been determined in accordance with applicable SEC rules, under which a person is deemed to be the beneficial owner of securities if he or she has or shares voting power or investment power with respect to such securities or has the right to acquire beneficial ownership within 60 days. Unless otherwise indicated, to the knowledge of Westside, the persons listed in the table below have sole voting and investment powers with respect to the shares indicated. The address of the Westside directors and officers is 3131 Turtle Creek Blvd., Suite 1300, Dallas, Texas 75219.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
5% stockholders:
Wellington Management Company, LLP(1)	3,474,257	13.5%
Spindrift Investors (Bermuda) L.P.(2)	1,578,600	6.1%
Spindrift Partners, L.P.(3)	1,318,557	5.1%

Westside directors and executive officers:
Keith D. Spickelmier(4)	2,759,776	10.6%
Douglas G. Manner	470,999	1.8%
Craig S. Glick	141,094	*
John T. Raymond	167,996	*
Herbert C. Williamson, III	117,966	*
Sean J. Austin	88,305	*
All directors and executive officers as a group (6 persons)(5)	3,746,106	14.4%

*	Represents less than one percent.
(1)	Wellington Management, LLC, or WML, in its capacity as investment adviser to Spindrift Partners, L.P., Spindrift Investors (Bermuda) L.P. and Wellington Trust Company, NA may be deemed to beneficially own an aggregate of 3,474,257 shares, which are held of record by clients of WML. The address for WML is 75 State Street, Boston, Massachusetts 02109.
(2)	Wellington Global Holdings, Ltd. is the investment general partner of Spindrift Investors (Bermuda) L.P., and has the power to vote and dispose of the shares held by Spindrift Investors (Bermuda) L.P. The address for each of Spindrift Investors (Bermuda) L.P. and Wellington Global Holdings, Ltd. is c/o Wellington Management, LLC, 75 State Street, Boston, Massachusetts 02109. These 1,578,600 shares are also included in the table in the figure of shares beneficially owned by WML.
(3)	Wellington Hedge Management, LLC, or WHML, is the sole general partner of Spindrift Partners, L.P. and Wellington Hedge Management, Inc., or WHMI, is the managing member of WHML. Each of WHML and WHMI share voting and dispositive power over the shares held by Spindrift Partners, L.P. The address for each of Spindrift Partners, L.P., WHML, and WHMI is c/o Wellington Management, LLC, 75 State Street, Boston, Massachusetts 02109. These 1,318,557 shares are also included in the table in the figure of shares beneficially owned by WML.
(4)	Includes 2,493,384 shares held directly and 266,392 shares underlying currently exercisable warrants. Excludes 95,000 shares held by his wife and 70,300 shares held by two family trusts as to which Mr. Spickelmier disclaims ownership.
(5)	Includes 266,392 shares underlying currently exercisable warrants.

I TEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Wellington Credit Agreement and Equity Purchase by Wellington and Knight II

In March 2007, we entered into a $25 million two-year credit agreement with Spindrift Partners, L.P., Spindrift Investors (Bermuda) L.P., Placer Creek Partners, L.P., and Placer Creek Investors (Bermuda), L.P. Wellington Management, LLC, which beneficially owned approximately 13.5% of our outstanding common stock on April 29, 2008, serves as the investment adviser to each of these lenders. As of April 29, 2008, the outstanding balance under the credit agreement was approximately $26.2 million. On November 9, 2007, Spindrift Partners, L.P. and Spindrift Investors (Bermuda) L.P. purchased 1,263,157 shares of our common stock at $2.85 per share for an aggregate purchase price of $3,600,000. Knight II purchased $3,400,000 in shares at the same price in that same transaction. We agreed to register under the Securities Act of 1933 the resale of our common stock issued to such investors.

Revolving Note Issued by Westside to Knight II

On September 20, 2007, Westside and Knight II entered into an unsecured $8,000,000 credit facility. This loan bears interest at an annual rate equal to the one-month London Interbank Offer Rate (LIBOR) plus 5.0%, which amount plus accrued interest is due and payable on March 31, 2009. As of April 29, 2008, the outstanding balance under the note was $8,000,000. Since September 2007, Westside has made interest payments in the amount of $238,614 and has not made any payments with respect to the principal amount.

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

In addressing the question as to Mr. Spickelmier’s independence in view of AMEX standards, the board of directors considered the $120,000 in annual fees then being paid to Mr. Spickelmier for serving as our chairman of the board, and the board of directors determined that such fees did not create a material relationship that would interfere with Mr. Spickelmier’s exercise of independent judgment.

ITEM 13.	EXHIBITS.

The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit No.	Description
2.01	Contribution Agreement dated December 31, 2007, by and among us, Knight Energy Group I Holding Co., LLC, Knight Energy Group II Holding Company, LLC, Knight Energy Management Holding Company, LLC, Hawk Energy Fund I Holding Company, LLC, RCH Energy Opportunity Fund I, L.P. David D. Le Norman, Crusader Energy Group Holding Co., LLC, Knight Energy Group, LLC, Knight Energy Group II, LLC, Knight Energy Management, LLC, Hawk Energy Fund I, LLC, RCH Upland Acquisition, LLC, Crusader Management Corporation, and Crusader Energy Group, LLC is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on January 7, 2008, Exhibit 2.1.

3.01	Our Restated Articles of Incorporation is incorporated herein by reference from our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 (SEC File No. 0-49837), Exhibit 3.01.

3.02	Our Second Amended and Restated Bylaws are incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on January 7, 2008, Exhibit 3(ii).1.

3.04	Article of Merger of Westside Energy Subsidiary Corporation with and into us, whereby we changed our corporate name to "Westside Energy Corporation" is incorporated herein by reference from our Annual Report on Form 10-KSB for the year ended December 31, 2003 (SEC File No. 0-49837), Exhibit 3.04

4.01	Specimen Common Stock Certificate is incorporated herein by reference from Pre-effective Amendment No. 1 to our Registration Statement on Form SB-2 (SEC File No. 333-120659) filed December 23, 2004, Exhibit 4.01.

10.01	Warrant to Purchase our common stock issued in the name of Keith D. Spickelmier is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on March 1, 2004, Exhibit 10.04

10.02	Warrant to Purchase our common stock issued in the name of Keith D. Spickelmier is incorporated herein by reference from our Registration Statement on Form SB-2 (SEC File No. 333-120659) filed November 22, 2004, Exhibit 10.10.

10.03	Warrant to Purchase our common stock issued in the name of Sterne, Agee & Leach, Inc. - previously filed as Exhibit 10.03 to the 10-KSB filed April 1, 2008.

10.04	Warrant to Purchase our common stock issued in the name of William Charles O'Malley, Jr. - previously filed as Exhibit 10.04 to the 10-KSB filed April 1, 2008.

10.05	Agreement dated April 12, 2005 between us and EBS Oil and Gas Partners Production Company, L.P. is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on April 22, 2005, Exhibit 10.01.

10.06	Employment Agreement dated December 8, 2005 between us and Douglas G. Manner is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on December 31, 2007, Exhibit 10.04.

10.07	First Amendment dated effective March 31, 2006 to Employment Agreement with Douglas G. Manner is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on December 31, 2007, Exhibit 10.05.

10.08	Second Amendment dated April 4, 2007 but effective as of January 1, 2007 to Employment Agreement with Douglas G. Manner is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on December 31, 2007, Exhibit 10.06.

10.09	Third Amendment dated effective as of December 7, 2007 to Employment Agreement with Douglas G. Manner is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on December 31, 2007, Exhibit 10.07.

10.10	Agreement dated May 3, 2005 between us and Sean J. Austin is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on December 31, 2007, Exhibit 10.08.

10.11	First Amendment dated effective January 1, 2006 to Employment Agreement with Sean J. Austin is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on December 31, 2007, Exhibit 10.09.

10.12	Second Amendment dated effective September 1, 2006 to Employment Agreement with Sean J. Austin is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on December 31, 2007, Exhibit 10.10.

10.13	Third Amendment dated April 4, 2007 but effective as of January 1, 2007 to Employment Agreement with Sean J. Austin is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on December 31, 2007, Exhibit 10.11.

10.14	Fourth Amendment dated effective as of December 7, 2007 to Employment Agreement with Sean J. Austin is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on December 31, 2007, Exhibit 10.12.

10.15	Unrestricted Stock Award Agreement between us and Douglas G. Manner dated effective as of December 7, 2007 to Employment Agreement with Sean J. Austin is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on December 31, 2007, Exhibit 10.13.

10.16	Unrestricted Stock Award Agreement between us and Sean J. Austin dated effective as of December 7, 2007 to Employment Agreement with Sean J. Austin is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on December 31, 2007, Exhibit 10.14.

10.17	Unrestricted Stock Award Agreement between us and Keith D. Spickelmier dated effective as of December 7, 2007 to Employment Agreement with Sean J. Austin is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on December 31, 2007, Exhibit 10.15.

10.18	Form of Indemnification Agreements separately entered into by us, on the one hand, and Keith D. Spickelmier, Douglas G. Manner, Craig S. Glick, John T. Raymond, Herbert C. Williamson and Sean J. Austin, on the other hand, is incorporated herein by reference from our Annual Report on Form 10-KSB for the year ended December 31, 2007 (SEC File No. 0-49837), Exhibit 10.10.

10.19	Purchase and Sale Agreement dated November 30, 2005 between us, on the one hand, and Kelly K. Buster, James I. Staley, Enexco, Inc., the Class B Limited Partners of EBS, and EBS Oil & Gas Partners Production GP, LLC, on the other hand, is incorporated herein by reference from our Annual Report on Form 10-KSB for the year ended December 31, 2006 (SEC File No. 0-49837), Exhibit 10.11.

10.20	Joint Exploration Agreement dated June 26, 2006 between us and Forest Oil Corporation is incorporated herein by reference from our Annual Report on Form 10-KSB for the year ended December 31, 2006 (SEC File No. 0-49837), Exhibit 10.14.

10.21	Letter Amendment dated April 4, 2007 to Joint Exploration Agreement with Forest Oil Corporation is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on December 31, 2007, Exhibit 10.16.

10.22	Purchase and Sale Agreement dated November 9, 2006, between Westside Energy Production Company, L.P. and Cimmarron Gathering, LP is incorporated herein by reference from our Annual Report on Form 10-KSB for the year ended December 31, 2006 (SEC File No. 0-49837), Exhibit 10.15.

10.23	Consulting Agreement dated April 4, 2007 but effective as of May 1, 2007 between us and Jimmy D. Wright is incorporated herein by reference from our Annual Report on Form 10-KSB for the year ended December 31, 2006 (SEC File No. 0-49837), Exhibit 10.19.

10.24	Credit Agreement dated as of March 23, 2007 between us and certain of our subsidiaries, on the one hand, and certain lenders with Spindrift Partners, L.P. as a lender and as administrative agent, on the other hand, is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on March 27, 2007, Exhibit 10.01.

10.25	Asset Purchase and Sale Agreement dated September 25, 2007 by GulfTex Operating, Inc. and TD Energy Services, Inc., on the one hand, and us, on the other hand, is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on September 26, 2007, Exhibit 10.03.

10.26	$8,000,000.00 Revolving Note dated September 20, 2007 and executed by us in favor of Knight Energy Group II, LLC is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on September 26, 2007, Exhibit 10.02.

10.27	First Amendment of Credit Agreement dated as of March 23, 2007 with Spindrift Partners, L.P. as a lender and as administrative agent is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on September 26, 2007, Exhibit 10.03.

10.28	First Modification dated as of November 12, 2007 to $8,000,000.00 Revolving Note in favor of Knight Energy Group II, LLC is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on November 15, 2007, Exhibit 10.01.

10.29	Purchase Agreement dated as of November 9, 2007 by and between us, on the one hand, and Spindrift Partners, L.P., Spindrift Investors (Bermuda), L.P., and Knight Energy Group II, LLC, on the other hand, is incorporated herein by reference from our Current Report on Form 8-K (SEC File No. 0-49837) filed with the SEC on November 15, 2007, Exhibit 10.02.

10.30	Registration Rights Agreement dated November 12, 2007 by and between Registrant, on the one hand, and Spindrift Partners LP, Spindrift Investors (Bermuda) L.P., and Knight Energy Group II, LLC, on the other hand– previously filed as Exhibit 10.30 to the 10-KSB filed April 1, 2008.

23.01	Consent of LaRoche Petroleum Consultants, Ltd. - previously filed as Exhibit 23.01 to the 10-KSB filed April 1, 2008.

31.01	Sarbanes Oxley Section 302 Certification-Chief Executive Officer

31.02	Sarbanes Oxley Section 302 Certification-Chief Financial Officer

32.01	Sarbanes Oxley Section 906 Certification-Chief Executive Officer

32.02	Sarbanes Oxley Section 906 Certification-Chief Financial Officer

99.01	Our 2004 Consultant Compensation Plan (filed as Exhibit 4.1 to our Registration Statement on Form S-8 (SEC File No. 333-114686) filed April 21, 2004.

99.02	Our 2005 Director Stock Plan (filed as Exhibit 4.2 to our Registration Statement on Form S-8 (SEC File No. 333-124890) filed May 13, 2005.

99.03	Our 2007 Equity Incentive Plan (filed as Exhibit 4.2 to our Registration Statement on Form S-8 (SEC File No. 333-146992) filed October 29, 2007.

I TEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During 2007 and 2006, the aggregate fees that we paid to Malone & Bailey, PC, our independent auditors, for professional services were as follows:

	Year Ended December 31,
	2007		2006
Audit Fees (1)	$136,032		$115,485
Audit-Related Fees	$33,194	(2)	41,681	(3)
Tax Fees (4)	$23,518		6,580
All Other Fees	N/A		N/A

(1)	Fees for audit services include fees associated with the annual audit and the review of our quarterly reports on Form 10-QSB.
(2)	Fees in connection with proposed Crusader transaction.
(3)	Fees for the audits in connection with the acquisition of EBS Oil and Gas Partners Production Company, L.P. and EBS Oil and Gas Partners Operating Company, L.P.
(4)	Consist primarily of professional services rendered for tax compliance, tax advice and tax planning.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Westside Energy Corporation has duly caused this amendment to its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

April 29, 2008	WESTSIDE ENERGY CORPORATION

	By:	/s/ Douglas G. Manner
Douglas G. Manner,
Chief Executive Officer