Form 10-Q
period 2008-03-31
WESTSIDE ENERGY CORP
filed 2008-05-14
CIK 1024109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number: 0-49837

WESTSIDE ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	88-0349241
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3131 Turtle Creek Blvd, Ste 1300, Dallas, TX	75219
(Address of principal executive offices)	(Zip Code)

214/522-8990

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock, $.01 par value, outstanding as of May 14, 2008: 25,761,273 shares

WESTSIDE ENERGY CORPORATION

PERIOD ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Westside Energy Corporation

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets
Cash	$2,252,585	$6,840,115
Certificates of deposit and escrow account	27,887	27,887
Accounts receivable, net of allowance for doubtful accounts of $302,000 and $277,000	3,750,441	3,693,250
Prepaid assets	17,359	22,605

Total current assets	6,048,272	10,583,857

Oil and gas properties, using successful efforts accounting
Proved properties	49,025,139	42,187,569
Unproved properties	7,466,574	10,001,881
Accumulated depreciation, depletion and amortization	(11,948,118)	(10,404,761)

Net oil and gas properties	44,543,595	41,784,689

Deferred financing costs, net of accumulated amortization of $157,143 and $117,122	171,071	211,091
Property and equipment, net of accumulated depreciation of $160,698 and $138,809	82,280	104,169

TOTAL ASSETS	$50,845,218	$52,683,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$7,312,130	$13,372,617
Derivative liability	500,986	54,644
Short term portion of debt, net of unamortized discount of $141,699 and $0	34,028,185	—

Total current liabilities	41,841,301	13,427,261

Non-current liabilities
Asset retirement obligation	146,660	87,122
Long term portion of debt, net of unamortized discount of $0 and $174,848	—	28,717,652

TOTAL LIABILITIES	41,987,961	42,232,035

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 25,761,273 and 25,361,273 shares issued and outstanding	257,613	253,613
Additional paid-in capital	45,833,169	45,343,017
Accumulated other comprehensive income - unrealized gain (loss) on cash flow hedges	—	(54,644)
Accumulated deficit	(37,233,525)	(35,090,215)

TOTAL STOCKHOLDERS’ EQUITY	8,857,257	10,451,771

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,845,218	$52,683,806

See accompanying notes to consolidated financial statements.

Westside Energy Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues
Oil and gas sales	$3,967,690	$915,227

Expenses
Production	618,734	498,015
Exploration	19,382	—
General and administrative	2,548,089	1,016,224
Depreciation, depletion and amortization	1,569,005	841,651

Total Expenses	4,755,210	2,355,890

Loss from Operations	(787,520)	(1,440,663)

Other Income (Expense)
Interest income	40,940	30,203
Interest expense	(838,852)	(1,056,133)
Realized gain (loss) on derivative instruments	(56,892)	—
Unrealized gain (loss) on derivative instruments	(500,986)	—

Total Other Income (Expense)	(1,355,790)	(1,025,930)

NET LOSS	$(2,143,310)	$(2,466,593)

Other Comprehensive Income
Unrealized gain (loss) on cash flow hedges	—	(353,406)

Total Comprehensive Loss	$(2,143,310)	$(2,819,999)

Basic and diluted loss per common share	$(0.08)	$(0.11)
Weighted average common shares outstanding	25,695,339	21,458,798

See accompanying notes to consolidated financial statements.

Westside Energy Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS	$(2,143,310)	$(2,466,593)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion of asset retirement obligation	3,759	—
Amortization of discount on notes payable	33,204	676,093
Stock based compensation	494,152	66,068
Amortization of deferred financing costs	40,020	(328,213)
Depreciation, depletion and amortization	1,565,246	835,790
Unrealized gain (loss) on derivative instruments	500,986	—
Changes in operating assets and liabilities:
Accounts receivable	(57,191)	757,001
Prepaid expenses and other current assets	5,246	112,968
Accounts payable and accruals	(4,890,658)	(300,763)

NET CASH USED IN OPERATING ACTIVITIES	(4,448,546)	(647,649)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities	—	425,000
Capital expenditures for oil and gas properties	(4,246,484)	(2,959,803)

NET CASH USED IN INVESTING ACTIVITIES	(4,246,484)	(2,534,803)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net	—	15,795
Proceeds from loan - related party, net of financing costs	4,107,500	25,000,000
Payments on note	—	(12,010,882)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,107,500	13,004,913

NET CHANGE IN CASH	(4,587,530)	9,822,461

CASH BALANCES
Beginning of period	6,840,115	5,003,803

End of period	$2,252,585	$14,826,264

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$48,555	$385,901
Income taxes paid	$—	$—

NON CASH DISCLOSURES
Discount on note payable	$271,861	$269,206
Interest added to note payable	$1,169,829	$—

See accompanying notes to consolidated financial statements.

WESTSIDE ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Westside Energy Corporation (“Westside”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Westside’s latest annual report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2007, as reported in the Form 10-KSB, have been omitted.

Westside’s consolidated financial statements include the accounts of Westside and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Westside’s undivided interests in unincorporated oil and gas exploration and production ventures are proportionately consolidated.

NOTE 2 – LIQUIDITY

Westside believes that its available cash will be sufficient to enable it to pursue its business plans until the anticipated time of the consummation of the combination with Crusader Energy Group as described further in Note 3 below. However, if this combination fails to occur (or the consummation is delayed significantly) for any reason, Westside believes that it would be constrained to pursue either one of two alternatives. The first alternative would be to seek additional financing to continue its business plans at the current level. Westside currently does not have any binding commitments for any additional financing and cannot assure anyone that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. If Westside does not obtain additional financing in the event of the failure of, or significant delay in, the consummation of the combination, the second alternative would be to reduce the current level of operations. Pursuing this second alternative may require Westside to attempt to sell some of its assets. However, the Company cannot assure anyone that it will be able to find interested buyers or that the funds received from any such sale would be adequate to fund its activities even at a reduced level. However, Westside believes that, with its current access to capital, it could operate at some reduced level until the outstanding institutional indebtedness becomes due in March 2009. If Westside does not obtain additional financing, it may not be able to satisfy this indebtedness and could default on such indebtedness, in which case the lenders could foreclose on a large part of the Company’s assets and exercise other creditor rights, which could result in the loss of all or nearly all of the value of the Company’s outstanding equity and bring operations to an end.

NOTE 3 – COMBINATION AGREEMENT

On December 31, 2007, Westside entered into a Contribution Agreement (the “Contribution Agreement”) pursuant to which the Company agreed to a combination with the privately held Crusader Energy Group (“Crusader”). The combination is subject to stockholders’ approval. If the combination is approved and completed, the ultimate equity owners of Crusader will receive approximately 171.7 million shares of Westside common stock. After the completion of the combination, Westside would have 198.1 million shares outstanding prior to the effectiveness of a planned one-for-two reverse stock split of Westside’s common stock. Moreover, after the completion of the combination, Westside will change its name to “Crusader Energy Group Inc.”, and the current management will resign so that the Crusader management team can run the combined company.

NOTE 4 – SHORT TERM DEBT – RELATED PARTIES

Knight Note. On September 20, 2007, Westside entered into an unsecured revolving note (“Knight Note”) with Knight Energy Group II (a Crusader entity). The Knight Note, as amended, matures on March 31, 2009 and is unsecured. Under the terms of the Knight Note, Westside may borrow up to $8 million at a floating interest rate equal to the thirty day London Interbank Offer Rate plus five percent per annum. Interest is due and payable monthly, in arrears, on the first day of each month. At March 31, 2008, the interest rate under the Knight Note was 7.65%.

Senior Secured Loan. In March 2008, Westside elected not to pay interest in cash. As a result of Westside’s election, the lender (four private investment funds managed by Wellington Management, LLC, which is also our largest beneficial shareholder) elected to have six months of interest rolled into the principal balance of the Senior Secured Loan, increasing the principal balance to $26,028,185 net of unamortized discount of $141,699. Westside determined that the Conversion Option on this loan did not contain a beneficial conversion feature under EITF 98-5 and EITF 00-27.

The Senior Secured Loan is callable upon a change of control.

Westside analyzed these instruments for derivative accounting consideration under SFAS 133 and EITF 00–19 and determined that derivative accounting is not applicable.

NOTE 5 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On March 17, 2006 and January 22, 2007, Westside entered into fixed oil and natural gas price swap agreements (“Swaps”) in order to provide a measure of stability to Westside’s cash flows due to volatile oil and natural gas prices and to manage our exposure to commodity price risk.

During the first quarter of 2008, Westside entered into two additional derivative instrument risk management agreements in the form of costless collars (“Collars”). Both of these Collar programs cover natural gas to be produced for one-year periods starting in March 2008 in the case of the first of these programs and starting in April 2008 in the case of the second of these programs.

The fixed price Swaps cover a portion of our natural gas production through December 31, 2008; and the Collars cover a portion of our natural gas production through March 2009. The details are summarized below:

Costless Collars
Production Period	Type of Instrument	Total Volumes	Weighted Average Floor/Ceiling	Fair Value Asset/(Liability)
3/2008-2/2009	Costless Gas Collars	835,000 MMBtu	$8.00 / 10.35	$(191,077)
4/2008-3/2009	Costless Gas Collars	365,000 MMBtu	$9.00 / 12.50	$(74,987)

Fixed Price Swaps

Production Period	Type of Instrument	Total Volume	Average Fixed Price	Fair Value
2008	Gas Fixed Price Swaps	90,000 MMBtu	$7.45	$(234,922)

Collars are option positions established by selling calls and purchasing puts. The calls establish a maximum price (ceiling), and the puts establish a minimum price (floor) that will be received for volumes under contract. The fixed-price Swaps establish a set price the Company will receive for volumes under contract.

Management has elected not to apply hedge accounting to the Collars. In addition, Management has determined that the Swaps no longer qualify for cash flow hedge accounting treatment. As of March 31, 2008, Westside recognized a short term derivative liability of $500,986 with the change in fair value reflected in unrealized loss on derivatives.

NOTE 6 – ASSET RETIREMENT OBLIGATIONS

Westside accounts for the Asset Retirement Obligation (ARO) and its associated Asset Retirement Cost in accordance with FAS 143 “Accounting for Asset Retirement Obligations.” The following table describes changes in Westside’s ARO liability for the three months ended March 31, 2008:

December 31, 2007 Balance	$87,123
Revision of Estimate	45,221
Liabilities Incurred	10,557
Liabilities Settled	—
Accretion	3,759

March 31, 2008 Balance	$146,660

At March 31, 2007, Westside’s ARO liability was $166,503.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

We are a party to the following two legal proceedings, incidental to our business:

Warren Drilling, Inc. v. Westside Energy Operating Company, LP and Westside Energy Corporation, filed February 23, 2007

Warren Drilling, Inc, (“Warren”) is a drilling contractor which provided services in the drilling of the Primula No. 1-H well. Warren alleges breach of a drilling contract and seeks payment of $1.8 million plus interest, costs, and attorneys’ fees. Of the $1.8 million claim, Westside’s share would be $900,000 because of its 50% working interest in the well. Management denies the allegations, is vigorously defending the lawsuit, and has countersued the plaintiff for $2.8 million plus interest, costs, and attorneys’ fees, of which, should Westside prevail in its counterclaim, Westside would be entitled to half. Jury trial is set for September 22, 2008.

Westside Energy Operating Company LP and Westside Energy Production Company LP v. Double C Contracting Inc. v. Westside Energy Operating Company LP and Westside Energy Production Company LP, filed July 26, 2007

Westside is the plaintiff and counter defendant in a lawsuit seeking declaratory relief regarding a drill site service contract and filed suit to obtain quiet title and remove a contractor’s lien. The defendant counterclaimed for, among other things, breach of contract and promissory estoppel; and the defendant seeks $625,000 in damages. No trial date has been set. Westside intends to vigorously pursue its claims against defendant and defend against the counterclaim.

Westside has not recognized any liabilities associated with this litigation.

We are also a party to various legal proceedings, incidental to our business. Management believes the ultimate outcomes of such proceedings, including those described in detail above, will not have a material impact on our financial position, results of operations or cash flows.

NOTE 8 – COMMON STOCK

During the first quarter of 2008, Westside had the following equity transactions:

•

On January 1, 2008, 400,000 shares of our common stock were awarded in increments of 100,000 shares each to certain of our directors. The value of the awards on the effective date was $2.27 per share, or a total of $908,000. Shares awarded to Directors Glick, Raymond, and Williamson will vest in three tranches, the first of which vested on January 1, 2008. The second tranche will vest on January 1, 2009, and the third tranche will vest, after two additional years have elapsed, on January 1, 2011. Restricted (unvested) shares will not vest upon a change of control unless it occurs after June 30, 2008, in which case all restricted shares awarded to these directors would vest. Shares awarded to Director Spickelmier will vest in the same manner except that the limitation as regards the June 30, 2008 date for a change of control does not apply, and Director Spickelmier’s restricted shares would vest upon a change of control occurring at any time.

NOTE 9 – SUBSEQUENT EVENT

Westside paid additional interest on the Knight Note of $52,200 in April 2008, bringing interest paid on the Knight Note to $290,814 since inception of the Knight Note in September 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

General

Westside Energy Corporation is an independent exploration and production company based in Dallas, Texas. Our operations are focused in the Barnett Shale in North Central Texas. As of March 31, 2008, we owned 81,431 gross (66,435 net) acres in the Barnett Shale, 77,161 gross (65,208 net) of which were undeveloped. As of March 31, 2008, our average daily net production was approximately 5,233 MCFE per day. As of March 31, 2008, we had working interests in 75 gross (20.6 net) producing wells.

On December 31, 2007, we entered into a Contribution Agreement (the “Contribution Agreement”) pursuant to which we agreed to a combination with the privately held Crusader Energy Group (“Crusader”). The combination is subject to our stockholders’ approval. If the combination is approved and completed, the ultimate equity owners of Crusader will receive approximately 171.7 million shares of our common stock. After the completion of the combination, we would have 198.1 million shares outstanding prior to the effectiveness of a planned one-for-two reverse stock split. Moreover, after the completion of the combination, we will change our name to “Crusader Energy Group Inc.”, and our current management will resign so that the Crusader management team can run the combined company.

We incorporated under Nevada law in November 1995 as “Eventemp Corporation”, a company with activities related to the automotive industry. Following several years of business inactivity, we entered the oil and gas industry in February 2004. In the following month, we changed our name to “Westside Energy Corporation.”

There can be no assurance that we will be successful in our exploration, development, and production activities. The oil and gas business involves numerous risks, the principal ones of which are described in the section captioned “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Listed below are key Company events that occurred in the first quarter of 2008:

•	Participated in the drilling and completion of the Hawk Littel #2 well in Montague County.

•	Participated in the drilling and completion of the first two wells, Cornerstone #2H and Cornerstone #3H, drilled on joint venture acreage in the southern half of Hill County.

•	Completed the Bearden #1HR on joint venture acreage in the northern half of Hill County.

•	Participated in the drilling of the Dennis Gerik #1H well in Hill County.

•	Participated in the drilling and completion of two nonoperated wells in Johnson County.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. In addition to historical information, the discussion in this Report contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated by these forward-looking statements due to factors including, but not limited to, those factors set forth elsewhere in this Report and in the section captioned “RISK FACTORS” in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Results of Operations

Quarter Ended March 31, 2008 Compared to the Quarter Ended March 31, 2007

Revenues. Revenues from sales of oil and natural gas, reported exclusive of hedging for 2008 only, were $3,967,690 in the first quarter of 2008 as compared to $915,227 in the first quarter of 2007. This increase in revenues reflects an increase in sales volumes and prices for both oil and gas. Oil sales volumes increased from an average of 43 barrels per day to 46 barrels per day, and average sales prices increased from $60.97 (inclusive of hedging in 2007) to $109.69 (exclusive of hedging in 2008) per barrel. Natural gas sales increased from an average of 1,230 to 4,955 thousand cubic feet (MCF) per day, and average natural gas sales prices increased from $6.15 (inclusive of hedging in 2007) to $7.77 (exclusive of hedging in 2008) per MCF.

Expenses.

•

Production Expense. Production expense increased from $498,015 in the first quarter of 2007 to $618,734 in the first quarter of 2008. This increase is a function of the increased number of wells for which we pay lease operating expenses as well as the increased volumes produced, and sales prices received, upon which we pay production and severance taxes.

•

Exploration Expense. Exploration expense increased from $0 in the first quarter of 2007 to $19,382 in the first quarter of 2008. This increase is attributable to additional three dimensional seismic activity conducted in Hill County.

•

General and Administrative Expense. General and administrative expense increased from $1,016,224 in the first quarter of 2007 to $2,548,089 in the first quarter of 2008. This increase is primarily attributable to (i) the acceleration of expense associated with restricted shares previously issued to employees, consultants, and a director due to the impending combination with Crusader which will satisfy the change of control performance criterion associated with the vesting of restricted shares, (ii) the acceleration of expense associated with long term incentive shares which will be issued to certain members of our current management team and vest upon a change of control, and (iii) legal, accounting, and other professional fees associated with the impending combination with Crusader which, as the accounting acquiree, Westside is required to recognize as expense in the period incurred.

•

Depreciation, depletion, and amortization expense. DD&A expense increased from $841,651 in the first quarter of 2007 to $1,569,005 in the first quarter of 2008. This increase is a function of increased capitalized costs subject to DD&A in the first quarter of 2008 resulting from additional producing wells and increased production volumes.

Operating Loss. As a result of the above described revenues and expenses, we incurred an operating loss of $787,520 in the first quarter of 2008 as compared to an operating loss of $1,440,663 in the first quarter of 2007.

Other Income (Expense). Other income and expense items in the first quarter of 2008 included $40,940 in interest income, $838,852 in interest expense, $56,892 in realized loss on derivative instruments, and $500,986 in unrealized loss on derivative instruments. The first quarter of 2007 results included $30,203 in interest income, $1,056,133 in interest expense, and no realized or unrealized gains or losses on derivative instruments. Interest expense was higher in the first quarter of 2007 than in the first quarter of 2008 due to the acceleration of amortization of the discount on a prior credit facility which was retired and replaced with the senior security credit facility described in the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis” immediately following “Results of Operations”. Realized and unrealized loss on derivative instruments resulted from our discontinuation in the first quarter of 2008 of accounting for derivative instruments in effect at December 31, 2007, as cash flow hedges, and our election not to treat additional derivatives put in place in the first quarter of 2008 as cash flow hedges. Please see our discussion of hedging and derivatives in the “Liquidity and Capital Resources” and “Critical Accounting Policies” sections of this document, as well as in Note 5 in the “Notes to Consolidated Financial Statements”.

Net Loss. We incurred a net loss of $2,143,310, or $.08 per share for the quarter ended March 31, 2008, as compared to a net loss of $2,466,593, or $.11 per share, for the quarter ended March 31, 2007.

Liquidity and Capital Resources

Cash and Cash Equivalents. As of March 31, 2008, we had cash, cash equivalents and marketable securities of approximately $2.3 million, representing a decrease of approximately $4.6 million from December 31, 2007.

Derivatives. In January 2007, we entered into swap contracts covering 240,000 MMBtu of natural gas to be produced from February 2007 through December 2008. The price stated in the swap contracts was $7.45 per MMBtu. In January 2007, we also entered into swap contracts covering 5,000 barrels of oil to be produced from March 2007 through November 2007. The price stated in the swap contracts was $55.50 per barrel. Management discontinued hedge accounting on these swap contracts in the first quarter of 2008.

During the first quarter of 2008, we entered into two additional derivative transactions in the form of costless collars. Both of these programs cover natural gas to be produced for a one-year period starting in March 2008, in the case of the first of these 2008 programs, and starting in April 2008 in the case of the second of these 2008 programs. The first 2008 program has a floor of $8.00 and a ceiling of $10.35 per MMBtu, while the second of these collars has a floor of $9.00 and a ceiling of $12.50 per MMBtu. Management elected not to apply hedge accounting to these costless collars.

Senior Secured Financing. During March 2007, we entered into our current senior credit facility. The credit facility was provided by four private investment funds managed by Wellington Management, LLC, which is the largest beneficial holder of our outstanding common stock. The credit facility:

•	initially provided $25 million in funds, which were advanced in their entirety upon completion of the credit facility;

•	is secured by a first lien on all of the oil and gas properties comprising our Southeast and Southwest Programs;

•	grants to the lenders the right to receive a lien in any and all of the proceeds received upon the sale of any property within our North Program or any subsequent property acquired with such proceeds;

•	bears annual interest at 10.0%, or (in the case of default) 12.0% annually;

•

grants to the lenders a three percent (3.0%) overriding royalty interest (proportionately reduced to our working interest) in all oil and gas produced from the properties then comprising our Southeast and Southwest Programs;

•	contains limiting operating covenants;

•	contains events of default arising from failure to timely repay principal and interest or comply with certain covenants or a change of control; and

•	requires the repayment of the then outstanding balance of the loan in March 2009.

At March 31, 2008, the outstanding principal balance of this facility was $26,028,185.

Moreover, on September 20, 2007, we entered into an additional, unsecured $8.0 million credit facility with Knight Energy Group II, LLC (“Knight”) (a Crusader entity), as lender. This credit facility:

•	initially provided $2.6 million in funds, $2.0 million of which were used to fund the cash portion of the purchase price for an acquisition;

•	requires a detailed Authority for Expenditure (an “AFE”) as a condition to a draw against the facility;

•	bears interest at an annual rate equal to the one-month London Interbank Offer Rate (LIBOR) plus 5.0%;

•	limits the use of the proceeds from the facility for certain purposes;

•	contains limiting operating covenants;

•	contains events of default arising from failure to timely repay principal and interest or comply with certain covenants; and

•	requires the repayment of the then outstanding balance of the loan in March 2009.

At March 31, 2008, the outstanding principal balance of this facility was $8 million.

We believe that our available cash will be sufficient to enable us to pursue our business plans until the anticipated time of the consummation of the combination with Crusader Energy Group. However, if this combination shall fail to occur (or the consummation is delayed significantly) for any reason, we believe that we would be constrained to pursue either one of two alternatives. Our first alternative would be to seek additional financing to continue our business plans at their current level. We currently do not have any binding commitments for any additional financing. We cannot assure anyone that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we do not obtain additional financing in the event of the failure of, or significant delay in, the consummation of the combination, our second alternative would be to reduce our current level of operations. Pursuing this second alternative may constrain us to attempt to sell some of our assets. However, we cannot assure anyone that we will be able to find interested buyers or that the funds received from any such sale would be adequate to fund our activities even at a reduced level. However, we believe that, with our current access to capital, we could operate at some reduced level until our outstanding institutional indebtedness becomes due in March 2009. However, if we do not obtain additional financing, we may not be able to satisfy this indebtedness. If this were to occur, we could default on such indebtedness, in which case our lenders could foreclose on a large part of our assets and exercise other creditor rights, which could result in the loss of all or nearly all of the value of our outstanding equity and bring our operations to an end. See, in our Annual Report on Form 10-KSB for the year ended December 31, 2007, “ITEMS 1 and 2. DESCRIPTION OF BUSINESS AND PROPERTIES - RISK FACTORS - Our credit facilities, one of which is secured by a large part of our assets, features limiting operating covenants and requires substantial future payments, expose us to certain risks and may adversely affect our ability to operate our business”.

Critical Accounting Policies and Estimates

Our discussion of our financial condition and results of operations is based on the information reported in our financial statements. The preparation of our financial statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities as of the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant accounting policies are described in Note 1 – BASIS OF PRESENTATION to our financial statements included in this Quarterly Report. We have outlined below certain of these policies that have particular importance to the reporting of our financial condition and results of operations and that require the application of significant judgment by our management.

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

The most critical estimate we make is the engineering estimate of proved oil and gas reserves. This estimate affects the application of the successful efforts method of accounting, the calculation of depreciation, depletion and amortization of oil and gas properties and the estimate of any impairment of our oil and gas properties. It also affects the estimated lives used to determine asset retirement obligations. In addition, the estimates of proved oil and gas reserves are the basis for the annual year end disclosure of the related standardized measure of discounted future net cash flows.

Revenue Recognition

Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred. Westside did not have any material imbalance position in terms of natural gas volumes or values at March 31, 2008. Westside would account for any gas imbalances using the entitlement method.

Successful Efforts Accounting

We utilize the successful efforts method to account for our natural gas and oil operations. Under this method, all costs associated with natural gas and oil lease acquisitions, successful exploratory wells and all development wells are capitalized. Development costs of producing properties are amortized on a units-of-production basis over the remaining life of proved developed producing reserves, and leasehold costs associated with producing properties are amortized on a units-of-production basis over the remaining life of all proved reserves associated with the leases on which producing properties are drilled. Unproved leasehold costs are capitalized pending the results of exploration efforts. Exploration costs, including geological and geophysical expenses, exploratory dry holes and delay rentals, are expensed when incurred.

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

Westside also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items. A derivative that is highly effective and that is designated and qualifies as a cash-flow hedge has its changes in fair value recorded in other comprehensive income to the extent that the derivative is effective as a hedge. Any other changes determined to be ineffective do not qualify for cash-flow hedge accounting and are reported in current period earnings.

Westside discontinues cash-flow hedge accounting when it is determined that the derivative is no longer effective in offsetting cash flows of the hedged item; the derivative expires or is sold, terminated, or exercised; the derivative is re-designated as a non-hedging instrument because it is unlikely that a forecast transaction will occur; or management determines that designation of the derivative as a cash-flow hedge instrument is no longer appropriate. In situations in which cash-flow hedge accounting is discontinued, Westside continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings.

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

Stock-Based Compensation

Compensation expense has been recorded for common stock grants based on the fair value of the common stock on the measurement date. Statement of Financial Accounting Standards No. 123R, “Share-Based Payments,” or “SFAS No. 123R,” establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. SFAS No. 123R was effective for us as of the beginning of 2006 and has had no impact on our financial statements, because the only equity compensation that we have previously made is in the form of grants of common stock, which are recorded at fair value. Standards of accounting for transactions in which an entity exchanges its equity instruments for goods and services by a consultant or contractor are further governed by EITF 18-69 by which the grant is measured at the fair value of the stock exchanged and the associated expense is recorded according to the category of the good or service rendered. Any difference between the fair value of the stock exchanged and the fair value of services is recorded at either a prepaid expense or a discount on the value of the services rendered.

Forward-Looking Statements

Statements in the preceding discussion relating to future plans, projections, events, or conditions are forward-looking statements. Actual results, including production growth and capital spending, could differ materially due to changes in long-term oil or gas prices or other changes in market conditions affecting the oil and gas industry; political events or disturbances; severe weather events; reservoir performance; changes in OPEC quotas; timely completion of development projects; changes in technical or operating conditions; and other factors including those discussed herein and in the section captioned “RISK FACTORS” in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2008, as was the case at December 31, 2007, as disclosed in our Annual Report on Form 10-KSB, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our Chief Executive Officer and Chief Financial Officer concluded that we have material weaknesses in our internal control over financial reporting, and as a result, ineffective disclosure controls and procedures, because we do not adequately monitor or maintain support for the work of our specialized oil and gas accounting consultant as it relates to the books and records and we lack segregation of duties in the processing of our transactions, restricting access to our general ledger and safeguarding of cash (relates to check handling; the Company does not handle any currency), which is due to the inherent resource limitations of small companies. We plan to rectify these deficiencies on consummation of a business combination with an operating company that, due to its substantially increased size, will have the resources to perform the specialized oil and gas accounting and implement the appropriate segregation of duties.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008, that have materially affected or are reasonably likely to materially affect our internal controls.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to the following two legal proceedings, incidental to our business, requiring disclosure in accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”).

Warren Drilling, Inc. v. Westside Energy Operating Company, LP and Westside Energy Corporation, filed February 23, 2007.

Warren Drilling, Inc. (“Warren”) is a drilling contractor who provided services in the drilling of the Primula No. 1-H well. Warren alleges breach of a drilling contract and seeks payment of $1.8 million plus interest, costs, and attorneys’ fees. Of the $1.8 million claim, Westside’s share would be $900,000 because of its 50% working interest in the well. Management denies the allegations, is vigorously defending the lawsuit, and has countersued the plaintiff for $2.8 million plus interest, costs, and attorneys’ fees, of which, should Westside prevail in its counterclaim, Westside would be entitled to half. Jury trial is set for September 22, 2008.

Westside Energy Operating Company LP and Westside Energy Production Company LP v. Double C Contracting Inc. v. Westside Energy Operating Company LP and Westside Energy Production Company LP, filed July 26, 2007.

We are the plaintiff and counter defendant in a lawsuit seeking declaratory relief regarding a drill site service contract and filed suit to quiet title and remove a contractor’s lien. The defendant counterclaimed for, among other things, breach of contract and promissory estoppel; and defendant seeks $625,000 in damages. No trial date has been set. Westside intends to vigorously pursue its claims against defendant and defend against the counterclaim.

We are also a party to various legal proceedings, incidental to our business. Management believes the ultimate outcome of such proceedings, including those described in detail above, will not have a material impact on our financial position, results of operations or cash flows.

In the future, we may become involved in various additional legal proceedings from time to time, either as a plaintiff or as a defendant, and either in or outside the normal course of business. We are not now in a position to determine when (if ever) such a legal proceeding may arise. If we ever become involved in such a legal proceeding, our financial condition, operations, or cash flows could be materially and adversely affected, depending on the facts and circumstances relating to such proceeding.

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

Date: May 14, 2008