Form 10-Q
period 2008-06-30
Crusader Energy Group Inc.
filed 2008-08-14
CIK 1024109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                     TO                    .
COMMISSION FILE NO. 1-32533
CRUSADER ENERGY GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0349241
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
4747 Gaillardia Parkway
Oklahoma City, Oklahoma 73142
(Address of principal executive offices, including zip code)
(405) 285-7555
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
At August 13, 2008, the number of outstanding shares of the issuer’s common stock was 198,194,958.

CRUSADER ENERGY GROUP, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
AVAILABLE INFORMATION
     Crusader makes available free of charge on or through its Internet Web site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material has been electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The company’s Internet address is http://www.crusaderenergy.com and such filings are also available at the SEC’s Web site, http://www.sec.gov. Crusader also posts on its Internet Web site under the heading, “Investor Information”, other materials of general interest to investors including any current investor meeting information or Crusader conference or analyst presentations.
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS
     This report contains “forward-looking statements” within the meaning of the Federal securities laws and regulations. Forward-looking statements are estimates and predictions by management about the future outcome of events and conditions that could affect Crusader’s business, financial condition and results of operations. We use words such as, “will,” “should,” “could,” “plans,” “expects,” “likely,” “anticipates,” “intends,” “believes,” “estimates,” “may,” and other words of similar expression to indicate forward-looking statements.
     There is no assurance that the estimates and predictions contained in our forward-looking statements will occur or be achieved as predicted. Any number of factors could cause actual results to differ materially from those referred to in a forward-looking statement, including drilling risks, operating hazards and other uncertainties inherent in the exploration for, and development and production of, oil and natural gas; volatility in oil and natural gas prices, including the adverse impact of lower prices on the amount of our cash flow available to meet capital expenditures, our ability to borrow and raise capital and on the values attributed to our proven reserves; drilling and operating risks in the unconventional shales and other reservoirs in which we operate, including uncertainties in interpreting engineering, reservoir and reserve data; the availability of technical personnel and drilling equipment; the timing and installation of processing and treatment facilities, third-party pipelines and other transportation facilities and equipment; changes in interest rates; and increasing production costs and other expenses.
     Further information on risks and uncertainties affecting our business is described under Risk Factors in this report and are also available in our reports filed with the Securities and Exchange Commission (“SEC”) which are incorporated by this reference as though fully set forth herein. We undertake no obligation to publicly update or revise any forward-looking statement.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Crusader Energy Group Inc.
CONSOLIDATED BALANCE SHEETS (see Note 1)

	(Unaudited)
	June 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,936,633	$7,941,663
Accounts receivable
Accrued oil and gas production revenue	17,940,658	7,581,187
Joint interest billings	16,008,130	14,045,470
Other	1,607	770,584
Prepaid and other assets	1,770,724	126,450

Total current assets	46,657,752	30,465,354
OIL AND GAS PROPERTIES — AT COST, net, based on full cost accounting ($136,438,772 and $12,558,796 excluded from amortization at 2008 and 2007, respectively)	574,225,420	243,560,456
Other assets	14,633,928	5,199,199

	$635,517,100	$279,225,009

LIABILITIES AND MEMBERS’/STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$18,744,460	$11,856,699
Accrued liabilities	16,084,992	5,934,262
Derivative financial instruments	18,247,696	1,775,617

Total current liabilities	53,077,148	19,566,578

LONG-TERM LIABILITIES
Asset retirement obligations	1,100,038	718,316
Derivative financial instruments	4,532,710	403,883
Other	—	215,778
Deferred tax liabilities, net	39,271,859	—
Notes payable	130,000,000	67,000,000

Total long-term liabilities	174,904,607	68,337,977
COMMITMENTS AND CONTINGENCIES (Note 9)
MEMBERS’ EQUITY	—	191,320,454
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 500,000,000 authorized; 198,194,958 shares issued and outstanding at June 30, 2008	1,981,950	—
Additional paid-in capital	523,019,071	—
Accumulated deficit	(117,465,676)	—

Total Stockholders’ Equity	407,535,345	—

	$635,517,100	$279,225,009

The accompanying notes are an integral part of these statements.

Crusader Energy Group Inc.
CONSOLIDATED STATEMENT OF OPERATIONS (see Note 1)

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
OPERATING REVENUES
Gas sales	$12,567,181	$5,434,107	$20,829,699	$9,552,790
Oil sales	13,184,508	3,894,122	21,655,551	6,619,372
Other	394,795	157,467	728,788	342,572

Total operating revenue	26,146,484	9,485,696	43,214,038	16,514,734

OPERATING COSTS AND EXPENSES
Lease operating	1,558,378	826,461	3,050,448	1,245,480
Production taxes	1,681,044	571,474	2,771,619	1,002,996
General and administrative	108,767,228	949,642	110,371,878	1,763,444
Depreciation, depletion and amortization	5,938,330	4,003,696	11,507,123	7,286,065
Accretion of asset retirement obligations	14,316	5,676	27,544	11,352

Total operating costs and expenses	117,959,296	6,356,949	127,728,612	11,309,337

Income (loss) from operations	(91,812,812)	3,128,747	(84,514,574)	5,205,397
OTHER (EXPENSE) INCOME
Interest expense	(1,590,061)	(559,524)	(3,100,490)	(935,182)
Interest income and other	34,806	27,236	123,457	43,320
Risk management	(15,012,339)	1,626,816	(20,206,968)	(717,130)

Total other (expenses) income	(16,567,594)	1,094,528	(23,184,001)	(1,608,992)

Income (loss) before income taxes	(108,380,406)	4,223,275	(107,698,575)	3,596,405
Income tax expense	11,826,824	—	11,826,824	—

NET INCOME (LOSS)	$(120,207,230)	$4,223,275	$(119,525,399)	$3,596,405

EARNINGS (LOSS) PER SHARE
Basic and Diluted	$(1.15)		$(1.17)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and Diluted	104,411,866		102,255,933

PRO FORMA INFORMATION (NOTE 2)
Historical income (loss) from operations before income taxes		$4,223,275		$3,596,405
Pro forma provision (benefit) for income taxes		(1,642,854)		(1,399,002)

Pro forma net income (loss)		$2,580,421		$2,197,403

PRO FORMA EARNINGS PER SHARE
Basic and Diluted		$0.03		$0.02

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and Diluted		100,100,000		100,100,000

The accompanying notes are an integral part of these statements.

Crusader Energy Group Inc.
Consolidated Statement of Members’/Stockholders’ Equity (see Note 1)
(Unaudited)

		Common Stock		Additional		Total
	Members’	Number of	$.01 Par	Paid In	Accumulated	Stockholders’
	Equity	Shares	Value	Capital	Deficit	Equity
Balance as of January 1, 2008	$191,320,454		$—	$—	$—	$191,320,454
Net loss through June 25, 2008	(2,059,723)		—	—	—	(2,059,723)
Effect of business combination with Westside Energy Corp.	(189,260,731)	198,194,958	1,981,950	412,204,785	—	224,926,004
Stock compensation	—		—	110,814,286		110,814,286
Net loss, June 26, 2008 through June 30, 2008	—		—		(117,465,676)	(117,465,676)

Balance as of June 30, 2008	$—	198,194,958	$1,981,950	$523,019,071	$(117,465,676)	$407,535,345

The accompanying notes are an integral part of these statements.

Crusader Energy Group Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (see Note 1)

	(Unaudited)
	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities
Net income (loss)	$(119,525,399)	$3,596,405
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effect of business combination:
Depreciation, depletion and amortization	11,507,123	7,286,065
Accretion of asset retirement obligations	27,544	11,352
Amortization of loan costs	164,458	26,960
Deferred income taxes	11,826,824	—
Stock compensation	106,677,219	—
Change in assets and liabilities
(Increase) decrease in
Accounts receivable	(3,027,941)	(4,155,811)
Derivative financial instruments	16,999,318	2,064,604
Prepaid assets and other	1,346,677	115,081
Increase (decrease) in
Accounts payable, accrued liabilities and other	(16,856,426)	3,511,080

Net cash provided by operating activities	9,139,397	12,455,736

Cash flows used in investing activities
Acquisitions of businesses, net of cash acquired	3,505,625	—
Oil and gas property costs	(44,713,870)	(36,662,840)

Net cash used in investing activities	(41,208,245)	(36,662,840)

Cash flows from financing activities
Payment of loan costs	(976,629)	(50,000)
Payments on debt borrowings	(26,959,553)	—
Proceeds from debt borrowings	63,000,000	27,800,000

Net cash provided by financing activities	35,063,818	27,750,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,994,970	3,542,896

Cash and cash equivalents at beginning of period	7,941,663	5,122,383

Cash and cash equivalents at end of period	$10,936,633	$8,665,279

Cash paid during period for interest	$1,658,413	$595,417

The accompanying notes are an integral part of these statements.

Crusader Energy Group Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS — CONTINUED
(Unaudited)
Noncash investing and financing activities:
During 2008 and 2007, the Company recorded a net asset and related liability of $354,178 and $29,111 associated with the asset retirement obligations on oil and gas properties (see Note 6). The amounts recorded in 2008 included $270,980 assumed in the business acquisitions (see Note 1).
At June 30, 2008 and 2007, accounts payable and accrued liabilities consisted of $16,729,209 and $18,144,799 related to oil and gas acquisition and development costs, respectively.
On June 26, 2008, in conjunction with the business acquisitions (see Note 1), the estimated fair market values of the assets acquired and liabilities assumed were as follows:

Estimated fair value of assets acquired:
Current assets, net of cash acquired	$32,862,173
Oil and gas properties	290,147,850
Deferred tax asset	20,416,136
Other long-term assets	2,343,940

Total fair value of assets	345,770,099
Liabilities:
Current liabilities	34,318,350
Note payable	34,650,225
Deferred tax liabilities	47,649,125
Other long-term liabilities	312,826

Net value of assets acquired	$228,839,573

The accompanying notes are an integral part of these statements.

Crusader Energy Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 1: Nature of Operations and Acquisition of Businesses
Knight Energy Group, LLC (“Knight”) was formed on August 29, 2006, and its major operations consist of the acquisition, exploration, production, and sale of crude oil and natural gas with an area of concentration in Oklahoma and Texas. On December 31, 2007, Westside Energy Corporation (“Westside”), a public company traded on the American Stock Exchange, entered into a definitive agreement to combine with several affiliated privately-held entities, including Knight, Knight Energy Group II, LLC (“Knight II”), RCH Upland Acquisition, LLC (“RCH”), Hawk Energy Fund I, LLC (“Hawk”) and other entities acquired (consisting of Knight Energy Management, LLC, Crusader Energy Group, LLC and Crusader Management Corporation) (with Knight II, Hawk, RCH and the other entities acquired collectively referred to as the “Crusader Entities”). On June 26, 2008, the business combination contemplated by the contribution agreement (the “Westside Transaction”) was completed and Westside changed its name to Crusader Energy Group Inc. (“Crusader” or the “Company”). For accounting purposes, the Westside Transaction was treated as a reverse acquisition with Knight as the acquirer and Westside and the Crusader Entities as the acquired parties, as described more fully below. As such, the historical financial statements of Crusader are Knight’s historical financial statements. The acquisitions have been accounted for using the purchase method and the results of operations for Westside and Crusader Entities are included subsequent to June 26, 2008. The accompanying financial statements include the Company’s accounts and the accounts of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The aggregate purchase price paid by Knight in the Westside Transaction was approximately $228,840,000, consisting of unregistered common stock (valued at the closing price ($2.27) of Westside common stock on January 2, 2008, the announcement date of the Westside Transaction), cash and warrants assumed (see table below). The operations of the acquired entities consist of the acquisition, exploration, production and sale of crude oil and natural gas with an area of concentration in Oklahoma and Texas. Knight completed the business combinations for the following reasons:
•	additional opportunities to transfer its horizontal drilling expertise;

•	attractive acreage in areas such as the Barnett Shale in the Fort Worth Basin, Bakken Shale in the Williston Basin and various shale plays in the Permian Basin;

•	expected synergies (elimination of Westside general and administrative expenses and Knight II management fee);

•	appealing route to becoming a publicly traded company; and

•	enhanced access to public markets to execute its business strategy.

Crusader Energy Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 1: Nature of Operations and Acquisition of Businesses — Continued
The preliminary allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed are subject to modification and are shown below. The purchase price allocation is preliminary because certain items, such as the determination of the final tax bases and the fair value of certain assets and liabilities as of the acquisition date, have not been completed.

					Other
	Westside	Knight II	Hawk	RCH	Entities	Total

Preliminary calculation and allocation of purchase price:
Shares of common stock issued	26,471,274	53,223,684	14,700,000	3,700,000	—	98,094,958
Westside closing stock price	$2.27	$2.27	$2.27	$2.27	$2.27	$2.27

Fair value of common stock issued	$60,089,792	$120,817,763	$33,369,000	$8,399,000	$—	$222,675,555
Plus cash consideration	—	—	—	—	501,000	501,000
Plus merger cost	920,894	1,851,568	511,390	128,717	—	3,412,569
Plus warrants assumed	2,250,449	—	—	—	—	2,250,449

Total purchase price	63,261,135	122,669,331	33,880,390	8,527,717	501,000	228,839,573
Plus fair value of liabilities assumed:
Current liabilities	5,886,977	19,638,912	8,792,461	—	—	34,318,350
Note payable	34,650,225	—	—	—	—	34,650,225
Deferred tax liabilities	31,377,741	—	11,863,524	4,407,860	—	47,649,125
Other long-term liabilities	146,660	42,985	94,181	29,000	—	312,826

Total purchase price plus liabilities assumed	$135,322,738	$142,351,228	$54,630,556	$12,964,577	$501,000	$345,770,099

Fair value of assets acquired:
Current assets	$4,051,513	$26,198,728	$2,611,932	$—	$—	$32,862,173
Oil and gas properties	114,803,907	110,435,298	51,944,068	12,964,577	—	290,147,850
Deferred tax asset	16,406,657	4,009,479	—	—	—	20,416,136
Other long-term assets	60,661	1,707,723	74,556	—	501,000	2,343,940

Total fair value of assets acquired	$135,322,738	$142,351,228	$54,630,556	$12,964,577	$501,000	$345,770,099

Crusader Energy Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 1: Nature of Operations and Acquisition of Businesses — Continued
The following summary presents unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2008 and 2007, respectively, as if the acquisitions comprising the Westside Transaction had occurred as of January 1, 2007. The pro forma results are for illustrative purposes only and include adjustments in addition to the pre-acquisition historical results, such as increased depreciation, depletion and amortization expense resulting from the allocation of fair value to oil and gas properties acquired and change in tax status. The unaudited pro forma information is not necessarily indicative of the operating results that would have occurred if the acquisitions had been consummated at that date, nor is it necessarily indicative of future operating results. During the three and six months ended June 30, 2008, the Company recognized $106,677,219 of compensation expense related to a significant, non-recurring grant of stock options.

	Three Months Ended June 30,
	Actual		Pro Forma
	2008	2007	2008	2007
Revenues	$26,146,484	$9,485,696	$32,930,826	$12,606,283
Income (loss) from continuing operations	(91,812,812)	3,128,747	(88,615,725)	3,571,863
Net income (loss)	(120,207,230)	2,580,421	(118,116,226)	2,530,683
Earnings per share:
Basic and Diluted	$(1.15)	$0.03	$(1.13)	$0.03

Production volumes:
Gas (Mcf)	1,178,599	761,394	1,910,580	1,159,095
Oil (Bbls)	108,307	63,210	120,602	73,351
Mcfe	1,828,441	1,140,654	2,634,192	1,599,201
Mcfe/day	20,093	12,535	28,947	17,574

	Six Months Ended June 30,
	Actual		Pro Forma
	2008	2007	2008	2007
Revenues	$43,214,038	$16,514,734	$56,782,721	$22,291,351

Income (loss) from continuing operations	(84,514,574)	5,205,397	(78,103,243)	6,052,796
Net income (loss)	(119,525,399)	2,197,403	(115,326,234)	2,911,634
Earnings per share:
Basic and Diluted	$(1.17)	$0.02	$(1.13)	$0.03

Production volumes:
Gas (Mcf)	2,164,410	1,403,412	3,623,418	2,159,276
Oil (Bbls)	197,927	112,065	222,471	130,483
Mcfe	3,351,972	2,075,802	4,958,244	2,942,174
Mcfe/day	18,417	11,469	27,243	16,255

Crusader Energy Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 2: Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q as prescribed by the SEC for smaller reporting companies and do not include all of the financial information and disclosures required by GAAP. The financial information as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2008. The interim financial statements should be read in conjunction with the financial statements as of December 31, 2007 and notes thereto, included in the proxy statement filed with the SEC on May 28, 2008.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates affecting these financial statements include estimates for quantities of proved oil and gas reserves, period end oil and gas sales and expenses, and asset retirement obligations, and are subject to change.
Income Taxes
Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) the Company follows the asset and liability method of accounting for income taxes, under which the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities were measured using enacted tax rates expected to apply to taxable income in the years in which the Company expects to recover or settle those temporary differences.

Crusader Energy Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 2: Summary of Significant Accounting Policies — Continued
Income Taxes — Continued
As changes in tax laws or rates are enacted, deferred income tax assets and liabilities are adjusted through the provision for income taxes. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The classification of current and noncurrent deferred tax assets and liabilities is based primarily on the classification of the assets and liabilities generating the difference.
As a result of our conversion to a taxable corporation on June 26, 2008, as part of the Westside Transaction, a charge to income tax provision of approximately $36,156,000 was made to record deferred taxes for the differences between the tax basis and financial reporting basis of our assets and liabilities.
Pro Forma Income Taxes
Prior to consummating the Westside Transaction (see Note 1), the Company (i.e. Knight) was a limited liability company and classified as a partnership for income tax purposes. Accordingly, income taxes on net earnings were payable by the members and are not reflected in historical financial statements. Pro forma adjustments are reflected to provide for income taxes in accordance with SFAS No. 109. For unaudited pro forma income tax calculations, deferred tax assets and liabilities were recognized for the future tax consequences attributable to differences between the assets and liabilities and were measured using enacted tax rates expected to apply to taxable income in the years in which the Company expects to recover or settle those temporary differences. The pro forma tax effects assume the Company had been a taxable entity in the periods presented. Management believes that these assumptions provide a reasonable basis for presenting the pro forma tax effects.
Earnings (Loss) Per Common Share
Basic earnings (loss) per common share is computed by dividing the net earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share are based on the assumption that stock options and warrants are converted into common shares using the treasury stock method. Conversion or exercise is not assumed if the results are antidilutive.
Potential common shares of 35,000,000 and 501,392 relating to options and warrants, respectively, were excluded from the computations of diluted earnings (loss) per share because they are antidilutive for the three and six months ended June 30, 2008.

Crusader Energy Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 2: Summary of Significant Accounting Policies — Continued
Pro Forma Earnings (Loss) Per Share
Pro forma earnings (loss) per basic and diluted common share is computed based on the weighted average pro forma number of basic and diluted shares assumed to be outstanding during the periods. Pro forma basic and diluted earnings (loss) per share is presented for the historical three and six months ended June 30, 2007 on the basis of 100,100,000 shares issued to Knight in the Westside Transaction on June 26, 2008.
Stock-based Compensation
SFAS No. 123(R), “Share-based Payment” requires the Company to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following assumptions used for grants in 2008: no expected dividends, volatility ranging from 54% to 50%, risk-free interest rates ranging from 2.36% to 3.34% and expected lives ranging from 1 year to 4 years. The volatility assumptions were developed using a peer group of similar energy companies and our stock price. The weighted average fair value of the options issued in 2008 was $3.17. Based upon the provisions of the grant, no future service was required and as such, the total fair value of the grant was recognized during the second quarter of 2008.
Recently Issued Accounting Standards
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires additional disclosures about derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is evaluating the impact the adoption of SFAS No. 161 will have on its financial statement disclosures. However, the Company’s adoption of SFAS No. 161 will not affect its current accounting for derivative and hedging activities.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This statement requires assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, acquisition-related costs incurred prior to the acquisition to be expensed and contractual contingencies to be recognized at fair value as of the acquisition date. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact, if any, the adoption of this statement will have on our financial position, results of operations or cash flows.

Crusader Energy Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 3: Notes Payable
Notes payable consisted of the following at June 30 and December 31:

	2008	2007
Revolving line of credit with Union Bank of California (“UBOC”), bearing interest at an adjusted rate as defined in the agreement (5.50% and 7.07% at June 30, 2008 and December 31, 2007) payable quarterly, principal and any unpaid interest due October 4, 2010, collateralized by the Company’s oil and gas properties.	$100,000,000	$37,000,000

Subordinated term facility with UnionBancal Equities, Inc. an affiliate of UBOC, quarterly interest due at an adjusted rate as defined in the agreement (8.50% and 10.07% at June 30, 2008 and December 31, 2007), lump sum principal payment and any unpaid interest due August 31, 2012, collateralized by a second mortgage on the Company’s oil and gas properties.	30,000,000	30,000,000

	$130,000,000	$67,000,000

During the second quarter of 2008, the Company’s loan agreement was amended to provide for a revolving line of credit equal to the lesser of $200,000,000 or the borrowing base, as defined, and a subordinated term facility equal to $30,000,000. The borrowing base was re-determined and was increased to $100,000,000. Additionally, the variable borrowing rate, as defined, was adjusted and generally calls for the London Interbank Offered Rate (“LIBOR”) plus 2.00% on the revolving line of credit and LIBOR plus 5.00% on the subordinated term facility.
The agreements also have certain financial covenants which provide for, among other things, maintaining a certain current ratio (excluding fair value of derivative financial instruments), minimum reserve coverage and leverage ratio, and certain reporting requirements, as defined. The Company was in compliance with the financial covenants as of June 30, 2008 and December 31, 2007.
At June 30, 2008 and December 31, 2007, the Company’s notes payable are classified as long-term and $100,000,000 matures in the year ended December 31, 2010 and $30,000,000 in the year ended December 31, 2012.
On July 18, 2008, the Company entered into a five-year $250,000,000 second lien term facility with JPMorgan Chase Bank, N.A., as administrative agent. The second lien term facility replaced our existing $30,000,000 second lien term facility with UnionBanCal Equities, Inc. The second lien term loan facility bears interest at the lesser of: (a) LIBOR (subject to a floor of 3.50%) plus 7.75% or (b) the reference rate, as defined, plus 6.75% and matures on July 18, 2013. At July 18, 2008, the effective rate was 11.25%. The second lien term facility is secured by substantially all of the proved oil and gas assets and all personal property of the Company and its subsidiaries and by guarantees of each of the Company’s subsidiaries.

Crusader Energy Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 3: Notes Payable — Continued
The second lien term facility proceeds were used to refinance a portion of the outstanding debt under the revolving line of credit with Union Bank of California and to retire the subordinated term facility and will be used to fund the Company’s drilling activity, acquisitions, and general corporate purposes. In connection with this transaction, the revolving line of credit was amended to equal the lesser of $140,000,000 or the borrowing base, as defined, and the borrowing base was reduced to $70,000,000. The reduction in the loan commitment and borrowing base was a result of one of our participating banks leaving the syndication. As a result, the Company will expense deferred financing costs related to its previous revolving and term credit facilities of approximately $1,000,000 as a loss on debt extinguished during the third quarter of 2008.
Note 4: Derivative Transactions
SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires that the Company recognize a derivative as either an asset or a liability measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative and the resulting designation. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through income or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a hedge’s change in fair value will be immediately recognized in income.
The results of operations and operating cash flows are impacted by changes in market prices for oil and gas. To mitigate a portion of this exposure, the Company has entered into certain derivative instruments, none of which were designated as cash flow hedges. As of June 30, 2008 and 2007, the Company’s derivative instruments were comprised of collars, fixed price swaps and basis protection swaps.
Collars contain a fixed floor price (put) and ceiling price (call). If the market price exceeds the call strike price or falls below the put strike price, the Company receives the fixed price and pays the market price. If the market price is between the call and the put strike price, no payments are due from either party.
In fixed-price swap instruments, the Company receives a fixed-price for the hedged commodity and pays a floating market price to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty.
Basis protection swaps are arrangements that guarantee a price differential for natural gas from a specified delivery point. For Mid-Continent basis protection swaps, which have negative differentials to NYMEX, the Company receives a payment from the counterparty if the price differential is greater than the stated terms of the contract and pays the counterparty if the price differential is less than the stated terms of the contract.

Crusader Energy Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 4: Derivative Transactions — Continued
These instruments are recorded at fair value and changes in fair value, including settlements, have been reported as risk management income (expense) in the consolidated statement of operations. The following table provides a summary of the components (cash and non-cash) of risk management income (expense):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Gains (losses) from:
Settlements with counterparty	$(2,322,562)	$433,724	$(3,207,650)	$1,347,474
Changes in fair value	(12,689,777)	1,193,092	(16,999,318)	(2,064,604)

	$(15,012,339)	$1,626,816	$(20,206,968)	$(717,130)

As of June 30, 2008, the Company has the following hedging transactions with three financial counterparties in the form of costless collars, fixed-price swaps, and basis protection swaps:
•	Collar covering 145,000 Mmbtu of natural gas per month from July 2008 through December 2008 with a floor of $8.00 and a cap of $10.50 per Mmbtu;

•	Collar covering 60,000 Mmbtu of natural gas per month from July 2008 through December 2008 with a floor of $8.00 and a cap of $10.10 per Mmbtu;

•	Fixed price swaps covering 10,000 Mmbtu of natural gas per month from July 2008 through December 2008 with a fixed price of $7.45 per Mmbtu;

•	Collar ranging from 70,000 to 77,500 Mmbtu of natural gas per month from July 2008 through February 2009 with a floor of $8.00 and a cap of $10.35 per Mmbtu;

•	Collar ranging from 28,000 to 31,000 Mmbtu of natural gas per month from July 2008 through February 2009 with a floor of $9.00 and a cap of $12.50 per Mmbtu;

•	Collar covering 11,200 barrels of oil per month from July 2008 through December 2008 with a floor of $67.00 and a cap of $71.60 per Bbl;

•	Collar covering 6,000 barrels of oil per month from July 2008 through December 2008 with a floor of $92.00 and a cap of $99.90 per Bbl;

•	Collar covering 130,000 Mmbtu of natural gas per month from January 2009 through December 2009 with a floor of $8.00 and a cap of $9.50 per Mmbtu;

•	Collar covering 17,000 Mmbtu of natural gas per month from January 2009 through December 2009 with a floor of $8.00 and a cap of $10.05 per Mmbtu;

•	Collar covering 6,000 barrels of oil per month from January 2009 through December 2009 with a floor of $67.00 and a cap of $79.00 per Bbl;

•	Collar covering 4,000 barrels of oil per month from January 2009 through December 2009 with a floor of $80.00 and a cap of $102.65 per Bbl;

•	Basis protection swaps covering 145,000 Mmbtu of natural gas per month from July 2008 through December 2008 with an average location differential of $1.11; and

•	Basis protection swaps covering 130,000 Mmbtu of natural gas per month from January 2009 through December 2009 with an average location differential of $.76.

Crusader Energy Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 4: Derivative Transactions — Continued
Fair Value Measurements
     SFAS No. 157, Fair Value Measurements (as amended) (“SFAS No. 157”), defines fair value, establishes a framework for measuring fair value, outlines a fair value hierarchy based on inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company has not applied the provisions of SFAS No. 157 to nonrecurring, nonfinancial assets and liabilities as allowed under FASB Staff Position No. 157-2.
Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, use of unobservable prices or inputs are used to estimate the current fair value, often using an internal valuation model. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the item being valued.
Beginning January 1, 2008, assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels—defined by SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities—are as follows:
Level I—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level II—Inputs (other than quoted prices included in Level I) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.
Level III—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.
The fair value of our derivative contracts are measured using Level II inputs, and are determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market-corroborated prices, including analysis of formal pricing curves on national exchanges.
Our asset retirement obligation is measured using primarily Level III inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging and abandonment costs, inflation rate and well life. The inputs are calculated based on historical data as well as current estimated costs. See Note 6 for a rollforward of the asset retirement obligation.

Crusader Energy Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 4: Derivative Transactions — Continued
The estimated fair values of derivatives included in the consolidated balance sheets at June 30, 2008 and December 31, 2007 are summarized below. The increase in the net derivative liability from December 31, 2007 to June 30, 2008 is primarily attributable to the effect of higher natural gas and oil prices, partially offset by cash settlements of derivatives during the period and new derivatives entered during the period.

	Fair Value Measurements
	June 30, 2008		December 31, 2007
	Significant		Significant
	Other	Significant	Other	Significant
	Observable	Unobservable	Observable	Unobservable
	Inputs	Inputs	Inputs	Inputs
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
Derivative Assets:
Gas basis protection swaps	$1,117,749	$—	$1,475,042	$—
Derivative Liabilities:		—		—
Natural gas derivative instruments	(11,380,797)	—	(41,470)	—
Oil derivative instruments	(12,517,358)	—	(3,613,072)	—

Net derivative liability	$(22,780,406)	$—	$(2,179,500)	$—

Asset retirement obligation	$—	$1,100,038	$—	$718,316

Note 5: Stockholders’ Equity
In connection with the acquisition as described in Note 1, Crusader issued 171,723,684 million shares of unregistered common stock to the following entities: Knight Energy Group I Holding Co., LLC received 100,100,000 shares, Knight Energy Group II Holding Company, LLC received 53,223,684 shares, Hawk Energy Fund I Holding Company, LLC received 14,700,000 shares and RCH Energy Opportunity Fund I, L.P. received 3,700,000 shares. None of the shares may be sold or otherwise transferred until the six-month anniversary of the consummation of the business combination.
Additionally, Crusader assumed 501,392 warrants in the acquisition of Westside and their fair value were estimated using the Black-Scholes options-pricing model. A summary of the outstanding warrants and the assumptions used to estimate their fair value are as follows:

						Black
Number of	Exercise	Remaining	Risk Free		Expected	Scholes	Estimated
Warrants	Price	Term	Rate	Volatility	Dividend	Value	Fair Value

166,392	$0.50	2/28/2009	2.36%	58.50%	None	$5.15	$856,573
100,000	$0.50	5/7/2009	2.36%	55.27%	None	$5.15	515,008
235,000	$2.00	10/29/2009	2.63%	52.53%	None	$3.74	878,868

501,392							$2,250,449

Crusader Energy Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 5: Stockholders’ Equity — Continued
The Company has the following stock-based compensation plans:
2004 Consultant Plan
The Consultant Plan provides for the granting of shares of common stock to certain outside consultants who assisted in the development and success of Westside’s business. There are 3,000,000 shares of common stock authorized to be awarded pursuant to the plan, of which 500,000 were registered with the SEC. The plan expires on April 15, 2014, or when no further shares are available for issuance, whichever comes first. As a result of the business combination as described in Note 1, any then outstanding awards under the plan either became fully vested or were forfeited due to the change in control. Any vested shares were included in the common stock issued to Westside and treated as business combination consideration, as no future service was required. No grants have been made since June 26, 2008.
2005 Director Stock Plan
The Director Stock Plan provides for the granting of shares of common stock to non-employee members of the Board of Directors to provide them with incentives for their service to the Company. There are 500,000 shares of common stock authorized to be awarded pursuant to this plan. Awards may be made under the plan until there are no further shares available for issuance or until March 30, 2015, whichever occurs first. Under the plan, each non-employee director receives a certain number of shares upon becoming a director, and annual awards thereafter, provided that the individual is still a director of the Company. Certain of the awards are also subject to time vesting, also provided that the individual is still a director of the Company. Effective January 1, 2008, the Board determined to cease making grants under this plan and now may make grants to non-employee directors at such times and in such amounts as the Board determines appropriate. As a result of the business combination as described in Note 1, any then outstanding awards under the plan either became fully vested or were forfeited due to the change in control. Any vested shares were included in the common stock issued to Westside and treated as business combination consideration, as no future service was required. No grants have been made since June 26, 2008.
2007 Equity Incentive Plan
The Equity Incentive Plan provides for the granting of incentive stock options, non-qualified options, stock grants and stock-based awards to attract and retain the services of employees, consultants, and directors of the Company and its subsidiaries. There are 2,000,000 shares authorized to be awarded under the plan. The plan has a termination date of July 9, 2017. As a result of the business combination as described in Note 1, any then outstanding awards under the plan either became fully vested or were forfeited due to the change in control. Any vested shares were included in the common stock issued to Westside and treated as business combination consideration, as no future service was required. No grants have been made since June 26, 2008.
2008 Long Term Incentive Plan
The Long Term Incentive Plan provides for the granting of incentive stock options, non-qualified options, restricted stock awards, restricted stock units, and stock appreciation rights to attract and retain employees, directors, and consultants of the Company. The plan was approved by the shareholders of Westside on June 26, 2008. There are 37,310,000 shares authorized to be awarded under the plan. Pursuant to this plan and in connection with the acquisitions described in Note 1, Crusader issued options to purchase 35,000,000 shares of common stock, exercisable at $3.00 per share, to certain employees. The exercise price was determined at December 31, 2007, concurrent with the execution of the contribution agreement setting forth the terms of the business combination. The outstanding options vested immediately upon issuance and expire 4.5 years from the date of grant. Pursuant to the terms of the grant, the options are subject to a mandatory exercise program of 25% each year beginning in 2009.

Crusader Energy Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 5: Stockholders’ Equity — Continued
The following table provides information related to stock option activity during the current quarter:

		Weighted
	Number of	Average	Weighted
	Shares	Exercise	Average	Aggregate
	Underlying	Price	Contract	Intrinsic
	Options	Per Share	Life in Years	Value(a)
Outstanding at January 1, 2008	—	—	—	—
Issued	35,000,000	$3.00	4.5	$92,400,000

Outstanding at June 30, 2008	35,000,000	$3.00	4.5	$122,500,000

Exercisable at June 30, 2008	35,000,000	$3.00	4.5	$122,500,000

(a)	The intrinsic value of a stock option is the amount by which the current market value or the market value upon exercise of the underlying stock option exceeds the exercise price of the option.
To the extent compensation cost relates to employees directly involved in natural gas and oil exploration and development activities, such amounts are capitalized to natural gas and oil properties which totaled approximately $4,137,000, during the three and six months ended June 30, 2008, respectively. Amounts not capitalized are recognized as general and administrative expenses and totaled approximately $106,677,000 during the three and six months ended June 30, 2008, respectively.
Note 6: Asset Retirement Obligation
The Company’s asset retirement obligations relate to estimated future plugging and abandonment expenses or disposal of its oil and gas properties and related facilities. These obligations to abandon and restore properties are based upon estimated future costs which may change based upon future inflation rates and changes in statutory remediation rules. The following table provides a summary of the Company’s asset retirement obligations:

Six Months
Ended June
30, 2008
Balance as of December 31, 2007	$718,316
Liabilities incurred in current period	83,198
Liabilities assumed in business combination	270,980
Accretion expense	27,544

Balance as of June 30, 2008	$1,100,038

Crusader Energy Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 7: Income Taxes

Income tax expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Current taxes	$—	$—	$—	$—
Deferred taxes	11,826,824	—	11,826,824	—

Income tax expense (benefit)	$11,826,824	$—	$11,826,824	$—

Deferred income tax assets and liabilities are as follows:

	June 30,	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$15,551,856	$—
Stock option expense	25,938,106	—
Derivatives	8,381,942	—
Other	48,466	—

Total deferred tax assets	$49,920,370	$—

Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(89,192,229)	—

Net deferred tax liabilities	$(39,271,859)	$—

Upon the conversion from a limited liability company to a corporation in conjunction with becoming a public company, the Company incurred a one-time charge to operations in the second quarter of 2008 of approximately $36,156,000 to record deferred taxes upon change in tax status.
In assessing its ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. The Company believes it is more likely than not that it will realize the benefits of these deductible differences.

Crusader Energy Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
 Note 7: Income Taxes — Continued

The provision for income taxes on continuing operations differs from the amounts computed by applying the federal income tax rate of 35% to net income(loss). The differences are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected tax expense (benefit)	$(37,933,142)	$—	$(37,694,501)	$—
State income taxes	(4,226,836)	—	(4,200,244)	—
Conversion to corporation	36,155,611	—	36,155,611	—
Loss attributable to nontaxable entity	1,066,465	—	801,232	—
Non-deductible stock compensation expenses	17,168,652	—	17,168,652	—
Other	(403,926)	—	(403,926)	—

	$11,826,824	$—	$11,826,824	$—

Note 8: Related Party Transactions
Prior to the Westside Transaction on June 26, 2008, general and administrative expenses and a fee for usage of property and equipment (including furniture and fixtures, office furniture and fixtures and vehicles) were charged to the Company monthly from a related entity, Crusader Management Corporation (“CMC”). During the three and six months ended June 30, 2008 and 2007, the Company incurred approximately $2,097,000 and $4,035,000 and $1,151,000 and $2,089,000, respectively, for its share of expenses related to a personnel services agreement executed with CMC. Upon closing the acquisition as described in Note 1, CMC became a wholly-owned subsidiary of the Company.
Included in joint interest billings at December 31, 2007 was approximately $6,261,000, owed by affiliates. Upon closing the acquisition as described in Note 1, the affiliates became wholly-owned subsidiaries of the Company.
Note 9: Commitments and Contingencies
Prior to the Westside Transaction on June 26, 2008, the Company executed a personnel services agreement with CMC to provide all management, employee and other administrative services as necessary from time to time to operate the business of the Company. Upon closing the acquisition as described in Note 1, CMC became a wholly-owned subsidiary of the Company, and the existing personnel services agreement was terminated and a new personnel services agreement was entered into between the Company and CMC.
CMC has a retirement plan covering substantially all qualified employees under section 401(k) of the Internal Revenue Code with a matching policy to contribute for each participant a required matching contribution equal to 100% of the participant’s contribution up to 4% of each employee’s annual compensation and 50% of the participant’s contribution on the next 2% of each employee’s annual compensation. CMC’s contributions vest immediately. Knight and Crusader’s expenses under the plan were approximately $49,700, and $26,100 and $93,000 and $49,600 for the three and six months ended June 30, 2008 and 2007, respectively, which were a component of the cost allocated through the CMC personnel services agreement (see Note 8).

Crusader Energy Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 9: Commitments and Contingencies — Continued
On December 28, 2007, CMC entered into an agreement with Le Norman Properties, LLC, to lease approximately 24,000 net square feet of office space located in Oklahoma City, Oklahoma for an initial term of five years. Le Norman Properties is wholly-owned by David D. Le Norman, who is a director, president and chief executive officer of the Company. The Company assumed the obligations under this lease. The lease calls for annual base rent of $624,000 plus expenses related to maintenance, taxes, insurance and utilities. The Company has an option to renew the lease for two additional five year terms for a base rent in an amount equal to the fair market rent for comparable buildings in the area.
The following table summarizes the Company’s future minimum payments under non-cancellable operating lease agreements at June 30, 2008:

Year ending December 31
2008	$312,000
2009	624,000
2010	624,000
2011	624,000
2012	624,000
Thereafter	156,000

$2,964,000

The Company acquired an unsecured Revolving Note and an exploration agreement with Alpine Energy, LP (“Alpine”) as a result of acquiring Knight II. The unsecured Revolving Note has a maturity date of June 30, 2010.  Under the terms of the note and subject to approval by the Company, Alpine may borrow up to $10,000,000 at a floating interest rate equal to the ninety day LIBOR plus 4.00% per annum.  At June 30, 2008, the outstanding balance of $8,859,000 was included in other assets in the consolidated balance sheets. The interest rate at June 30, 2008 was 6.46%.  Interest is due and payable monthly, in arrears, on the first day of each month.  As a condition to the agreement, Alpine must use all advances from the note for expenditures related to certain prospects, as defined in the agreement. If Alpine fails to repay the note, the Company’s only source of repayment is limited to the oil and gas sales from certain oil and gas properties, as defined in the agreement.
The Alpine exploration agreement, covering certain prospects, calls for monthly payments of $200,000 through June 2009. Future commitments related to this agreement are as follows: $1,200,000 for the remainder of the year 2008 and $1,200,000 for the year ended December 31, 2009.
Unsecured Standby Letters of Credit (“Letters”) are used in lieu of surety bonds with various city, state and federal agencies for liabilities of the operation of oil and gas properties and to our derivative counter party. The Company had various Letters outstanding totaling $1,690,000 as of June 30, 2008, which were issued by a bank where our cash and cash equivalents reside.

Crusader Energy Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 9: Commitments and Contingencies – Continued
The Company is involved in certain litigation arising in the normal course of business. Management does not believe that the outcome of these matters will have a material impact on the financial position or results of operations of the Company.
Note 10: Subsequent Events
On July 30, 2008, the Company entered into the following derivative instruments:
•	Collar covering 1,560 barrels of oil per month from September 2008 through December 2008 with a floor of $100.00 and a cap of $160.00 per Bbl;

•	Premium put covering 15,150 MMBTUs of gas per month from September 2008 through December 2008 with a floor of $8.00;

•	Collar covering 3,600 barrels of oil per month from January 2009 through December 2009 with a floor of $100.00 and a cap of $164.00 per Bbl;

•	Premium put covering 86,377 MMBTUs of gas per month from January 2009 through December 2009 with a floor of $8.00;

•	Collar covering 9,600 barrels of oil per month from January 2010 through December 2010 with a floor of $100.00 and a cap of $161.75 per Bbl; and

•	Premium put covering 178,749 MMBTUs of gas per month from January 2010 through December 2010 with a floor of $8.00.
The total premium paid related to the gas put instruments was approximately $2,200,000 and the other instruments were costless at inception.
On August 5, 2008, the Company also entered into an interest rate swap covering $125,000,000 of long-term debt from August 2008 through February 2011 at a fixed interest rate of 3.74%, with a floating rate based on 3-month LIBOR.
On August 12, 2008, the Company also entered into an interest rate swap covering $125,000,000 of long-term debt from August 2008 through February 2011 at a fixed interest rate of 3.68%, with a floating rate based on 3-month LIBOR.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     You should read the following information together with the information presented elsewhere in this Quarterly Report on Form 10-Q and with the audited financial statements as of December 31, 2007 and notes thereto, included in the proxy statement filed with the Securities and Exchange Commission (“SEC”) on May 28, 2008.
Overview
     Crusader is an oil and gas company with assets focused in various producing domestic basins. The Company has a primary focus on the development of unconventional resource plays which includes the application of horizontal drilling and cutting edge completion technology aimed at developing shale and tight sand reservoirs. The Crusader assets are located in various domestic basins, the majority of which are in the Anadarko Basin and Central Uplift, Ft. Worth Basin Barnett Shale, Delaware Basin, Val Verde Basin, and the Bakken Shale of the Williston Basin.
     Segment reporting is not applicable to Crusader as it has a single company-wide management team that administers all properties as a whole rather than by discrete operating segments. Crusader tracks only basic operational data by area. Crusader does not maintain complete separate financial statement information by area. Crusader measures financial performance as a single enterprise and not on an area-by-area basis. Crusader seeks to increase reserves and production through internally generated drilling projects, coupled with complementary acquisitions. Crusader uses the full cost method of accounting for its oil and gas activities.
     On December 31, 2007, Westside Energy Corporation (“Westside”), a public company traded on the American Stock Exchange, entered into a definitive agreement to combine with several affiliated privately-held entities, including Knight, Knight Energy Group II, LLC (“Knight II”), RCH Upland Acquisition, LLC (“RCH”), Hawk Energy Fund I, LLC (“Hawk”) and other entities acquired (consisting of Knight Energy Management, LLC, Crusader Energy Group, LLC and Crusader Management Corporation) (with Knight II, Hawk, RCH and the other entities acquired collectively referred to as the “Crusader Entities”). On June 26, 2008, the business combination contemplated by the contribution agreement (the “Westside Transaction”) was completed and Westside changed its name to Crusader Energy Group Inc. (“Crusader” or the “Company”). For accounting purposes, the Westside Transaction was treated as a reverse acquisition with Knight as the acquirer and Westside and the Crusader Entities as the acquired parties. As such, the historical financial statements of Crusader are Knight’s historical financial statements which were included in the proxy statement filed with the Securities and Exchange Commission on May 28, 2008. The acquisitions have been accounted for using the purchase method and the results of operations for Westside and Crusader Entities are included subsequent to June 26, 2008.
     The aggregate purchase price paid by Knight in the Westside Transaction was approximately $228.8 million, consisting of unregistered common stock (valued at the closing price ($2.27) of Westside common stock on January 2, 2008, the announcement date of the Westside Transaction), cash and warrants assumed. The contribution agreement also called for certain Crusader employees to receive stock options totaling 35 million shares with an exercise price of $3.00 which were granted on June 26, 2008 and resulted in a non-cash stock compensation expense of approximately $106.7 million. When the contribution agreement was executed in December 2007 and the grant of 35 million options to management at an exercise price of $3.00 was agreed to, Westside stock closed at $1.92 per share; 36% below the $3.00 strike price. In addition, because the market price of the Westside stock was above $3.00 per share at closing, rather than being exercisable immediately the options are exercisable over 4 years beginning in 2009. We believe that the structuring of management’s consideration and incentive in the form of stock options benefits the combined Company by resulting in the contribution of $105.0 million in capital to the Company in the event all of the options are exercised and aligning the interests of our employees, management team and stockholders.

The operations of Westside and the Crusader Entities consist of the acquisition, exploration, production and sale of crude oil and natural gas with an area of concentration in Oklahoma and Texas. Knight completed the business combinations for the following reasons:
•	additional opportunities to transfer its horizontal drilling expertise;

•	attractive acreage in areas such as the Barnett Shale in the Fort Worth Basin, Bakken Shale in the Williston Basin and various shale plays in the Permian Basin;

•	expected synergies (elimination of Westside G&A and Knight II management fee);

•	appealing route to becoming a publicly-traded company; and

•	enhanced access to public markets to execute its business strategy.
The following summary presents unaudited pro forma consolidated production volumes for the three and six months ended June 30, 2008 and 2007, respectively, as if the acquisitions comprising the Westside Transaction had occurred as of January 1, 2007. The pro forma results are for illustrative purposes only. The unaudited pro forma information is not necessarily indicative of the operating results that would have occurred if the acquisitions had been consummated at that date, nor is it necessarily indicative of future operating results.

	Three Months Ended June 30,
	Actual		Pro Forma
	2008	2007	2008	2007
Production volumes:
Gas (Mcf)	1,178,599	761,394	1,910,580	1,159,095
Oil (Bbls)	108,307	63,210	120,602	73,351
Mcfe	1,828,441	1,140,654	2,634,192	1,599,201

	Six Months Ended June 30,
	Actual		Pro Forma
	2008	2007	2008	2007
Production volumes:
Gas (Mcf)	2,164,410	1,403,412	3,623,418	2,159,276
Oil (Bbls)	197,927	112,065	222,471	130,483
Mcfe	3,351,972	2,075,802	4,958,244	2,942,174

Revenue and Expense Drivers
  Revenue Drivers
     Crude Oil and Natural Gas Sales. Crusader’s revenues are generated from production of crude oil and natural gas which are substantially dependent on prevailing prices. Crusader’s future production is impacted by its drilling success, acquisitions and decline curves on existing production. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of or demand for oil and gas, market uncertainty and a variety of additional factors beyond Crusader’s control. Crusader enters into derivative instruments for a portion of its oil and gas production to achieve a more predictable cash flow and to reduce its exposure to adverse fluctuations in the prices of oil and gas.
     Crusader generally sells its oil and gas at current market prices determined at the wellhead. Crusader is required to pay gathering and transportation costs with respect to substantially all of its products. Crusader markets its products in several different ways depending upon a number of factors, including the availability of purchasers for the product at the wellhead, the availability and cost of pipelines near the well, market prices, pipeline constraints and operational flexibility.
  Operating Expenses
     Crusader’s operating expenses primarily involve the expense of operating and maintaining its wells.
•	Lease Operating. Crusader’s lease operating expenses include repair and maintenance costs, contract labor and supervision, workover costs, electrical power and fuel costs and other expenses necessary to maintain its operations. Crusader’s lease operating expenses are driven in part by the type of commodity produced, the level of maintenance activity and the geographical location of its properties. Ad valorem taxes represent property taxes.

•	Production Taxes. Production taxes represent the taxes paid on produced oil and gas based on a percentage of market prices (price received from purchaser) or at fixed rates established by federal, state or local taxing authorities.

•	General and Administrative Expenses. General and administrative expenses include employee compensation and benefits, professional fees for legal, accounting and other advisory services and corporate overhead.

•	Depreciation, Depletion and Amortization. Depreciation, depletion and amortization represent the expensing of the capitalized costs of Crusader’s oil and gas properties, using a units of production method, and Crusader’s other property and equipment.
  Other Expenses and Income
     Other Expenses and Income consist of the following:
     Interest Income. Crusader generates interest income from its cash deposits.
     Interest Expense. Crusader’s interest expense reflects its borrowing costs under its revolving line of credit and its subordinated term facility.
     Risk Management. The results of operations and operating cash flows are impacted by changes in market prices for oil and gas. To mitigate a portion of this exposure, Crusader has entered into certain derivative instruments which have not been designated as cash flow hedges for financial reporting purposes. Generally, Crusader’s derivative instruments are comprised of collars that guarantee a price based on a floor and ceiling as defined by the instrument. These instruments are recorded at fair value and changes in fair value, including settlements, have been reported as risk management in the statement of operations.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Results of Operations
     The following schedule reflects the historical operations of Crusader for the three months ended June 30, 2008 and 2007, respectively. The operations of the acquired entities (Westside, Knight II, Hawk, RCH and the other entities acquired) are included in the historical operations from June 27, 2008 to June 30, 2008 and did not materially contribute to Crusader’s operating results.

	Three Months Ended June 30,
	2008	2007
OPERATING REVENUES
Gas sales	$12,567,181	$5,434,107
Oil sales	13,184,508	3,894,122
Other	394,795	157,467

Total operating revenue	26,146,484	9,485,696

OPERATING COSTS AND EXPENSES
Lease operating	1,558,378	826,461
Production taxes	1,681,044	571,474
General and administrative	108,767,228	949,642
Depreciation, depletion and amortization	5,938,330	4,003,696
Accretion of asset retirement obligations	14,316	5,676

Total operating costs and expenses	117,959,296	6,356,949

Income (loss) from operations	(91,812,812)	3,128,747

OTHER (EXPENSE) INCOME
Interest expense	(1,590,061)	(559,524)
Interest income and other	34,806	27,236
Risk management	(15,012,339)	1,626,816

Total other (expenses) income	(16,567,594)	1,094,528

Income (loss) before income taxes	(108,380,406)	4,223,275
Income tax expense	11,826,824	—

NET INCOME (LOSS)	$(120,207,230)	$4,223,275

     Revenues. Revenues for the three months ended June 30, 2008 increased $16.7 million, to $26.1 million as compared to $9.5 million for the three months ended June 30, 2007. Revenue growth was due primarily to continued drilling success and increase of realized prices received. Production of oil and gas increased by 45,097 bbls of oil and 417,205 Mcf of gas, respectively, (71% and 55%) during the same three month period in 2008 to 108,307 Bbls of oil and 1,178,599 Mcf of gas, respectively.

     The following table highlights production growth by certain projects.

			Three Months ended June 30,
			2008		2007
Project	Operations	Basin	Mcf	Bbls	Mcf	Bbls
Cleveland Sand	Operated	Anadarko	422,910	48,736	170,048	23,314
N. Barnett	Operated	Ft. Worth	112,030	12,963	27,462	4,700
Eureka	Non-Operated	Anadarko	152,435	1,640	32,405	20

			687,375	63,339	229,915	28,034
Production from remaining projects			491,224	44,968	531,479	35,176

Total production for the period			1,178,599	108,307	761,394	63,210

     Prices received for oil and gas increased by 98% and 49%, respectively. The average sales price for oil and gas for the three months ended June 30, 2008 were $121.73 per Bbl and $10.66 per Mcf, respectively, as compared to average sales price for oil and gas for the three months ended June 30, 2007 of $61.61 per Bbl and $7.14 per Mcf, respectively.
     Lease Operating Expenses. Lease operating expenses for the three months ended June 30, 2008 increased $.7 million, or 89%, to $1.6 million as compared to $.8 million for the three months ended June 30, 2007 and increased 18% per Mcfe during the three months ended June 30, 2008 to $.85 per Mcfe as compared to $.72 per Mcfe during the three months ended June 30, 2007. The increase in lease operating expenses on a gross dollar basis is primarily a result of increased well count, while the increase on an Mcfe basis was primarily due to increases in produced water volumes and associated hauling and disposal costs and to a lesser extent third-party vendor costs rising due to demand for services and general increase in cost of fuel, raw materials, and labor during the first three months of 2008 compared to the same period in 2007.
     Production Taxes. Production taxes for the three months ended June 30, 2008 increased $1.1 million, or 194%, to $1.7 million as compared to $.6 million for the three months ended June 30, 2007 due to increased oil and gas sales during 2008. Production taxes as a percentage of revenues were 6.4% and 6.0% for the three months ended June 30, 2008 and 2007, respectively.
     General and Administrative Expenses. G&A for the three months ended June 30, 2008 increased $107.8 million, or 11,354%, to $108.8 million as compared to $1.0 million for the three months ended June 30, 2007. The increase in G&A was driven primarily by a non-cash stock compensation expense of approximately $106.7 million, employee count and employee-related costs as a result of hiring additional professional staff (petroleum engineers, geologists, landmen and other professionals) which resulted in an increase of approximately 20 employees, awarding of annual compensation increases and increase in benefit costs (primarily health insurance premiums) during the last half of 2007 and continuing into 2008 which totaled approximately $.7 million, an increase in professional fees of approximately $.2 million and an increase in rent expense of $.1 million.
     Depreciation, Depletion and Amortization. DD&A for the three months ended June 30, 2008 increased $1.9 million, or 48%, to $5.9 million as compared to $4.0 million for the three months ended June 30, 2007. DD&A on a per Mcfe basis for the three months ended June 30, 2008 decreased 8% to $3.25 per Mcfe, as compared to $3.51 per Mcfe for the three months ended June 30, 2007. The increase in DD&A expense for the three months ended June 30, 2008 was due to an increase in volumes partially offset by a reduced depletion rate.
     Income (loss) from Operations. Due to the factors described above, loss from operations increased $94.9 million, or 3,034%, to $(91.8) million for the three months ended June 30, 2008 compared to income from operations of $3.1 million for the three months ended June 30, 2007.
     Excluding the effect of stock compensation expense, income from operations increased $11.7 million, or 375%, to $14.9 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

Other (Expense) Income.
     The increase in interest expense of approximately $1.0 million for the three months ended June 30, 2008 compared to the same period in 2007 was a result of Knight’s outstanding debt balance, for the respective periods, increased from $43.8 million to $130.0 million.
     The increase in risk management expense for the three months ended June 30, 2008 compared to the same period in 2007 was a result of the change in fair value of Knight’s open derivative contracts during the respective periods, as a result of increasing commodity prices and expectations of commodity prices in excess of the prices in our derivative agreements.
     Income (loss) before income taxes. Due to the factors described above, loss before income taxes increased $112.6 million, or 2,666%, to $(108.4) million for the three months ended June 30, 2008 compared to income before income taxes of $4.2 million for the three months ended June 30, 2007.
     Income Tax Expense. Increase in income tax expense was a result of a one-time charge of approximately $36.2 million due to a change in tax status from a partnership to a corporation. This was partially offset by the deferred tax benefit of approximately $(25.9) million related to stock option expense.
     Net Income (Loss). Due to the factors described above, net loss of $(120.2) million was recognized for the three months ended June 30, 2008 compared to net income of $4.2 million for the three months ended June 30, 2007.
     Excluding the effect of stock compensation expense and the change in tax status, net loss of $(1.7) million would have been recognized for the three months ended June 30, 2008, primarily due to the significant non-cash unrealized losses associated with the oil and gas derivative contracts.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Results of Operations
     The following schedule reflects the historical operations of Crusader for the six months ended June 30, 2008 and 2007, respectively. The operations of the acquired entities (Westside, Knight II, Hawk, RCH and other entities acquired) are included in the historical operations from June 27, 2008 to June 30, 2008.

	Six Months Ended June 30,
	2008	2007

OPERATING REVENUES
Gas sales	$20,829,699	$9,552,790
Oil sales	21,655,551	6,619,372
Other	728,788	342,572

Total operating revenue	43,214,038	16,514,734

OPERATING COSTS AND EXPENSES
Lease operating	3,050,448	1,245,480
Production taxes	2,771,619	1,002,996
General and administrative	110,371,878	1,763,444
Depreciation, depletion and amortization	11,507,123	7,286,065
Accretion of asset retirement obligations	27,544	11,352

Total operating costs and expenses	127,728,612	11,309,337

Income (loss) from operations	(84,514,574)	5,205,397

OTHER (EXPENSE) INCOME
Interest expense	(3,100,490)	(935,182)
Interest income and other	123,457	43,320
Risk management	(20,206,968)	(717,130)

Total other (expenses) income	(23,184,001)	(1,608,992)

Income (loss) before income taxes	(107,698,575)	3,596,405
Income tax expense	11,826,824	—

NET INCOME (LOSS)	$(119,525,399)	$3,596,405

     Revenues. Revenues for the six months ended June 30, 2008 increased $26.7 million, or 162%, to $43.2 million as compared to $16.5 million for the six months ended June 30, 2007. Revenue growth was due primarily to continued drilling success and increase of realized prices received. Production of oil and gas increased by 85,862 bbls of oil and 760,998 Mcf of gas, respectively, (77% and 54%) during the same six month period in 2008 to 197,927 Bbls of oil and 2,164,410 Mcf of gas, respectively.

     The following table highlights production growth by certain projects.

			Six Months ended June 30,
			2008		2007
Project	Operations	Basin	Mcf	Bbls	Mcf	Bbls
Cleveland Sand	Operated	Anadarko	723,035	89,235	343,571	48,335
N. Barnett	Operated	Ft. Worth	226,336	30,772	32,766	6,032
Biscuit Hill	Operated	Anadarko	8,926	43,438	4,039	37,997
Eureka	Non-Operated	Anadarko	220,602	1,640	56,506	60

			1,178,899	165,085	436,882	92,424
Production from remaining projects			985,511	32,842	966,530	19,641

Total production for the period			2,164,410	197,927	1,403,412	112,065

     Prices received for oil and gas increased by 85% and 41%, respectively. The average sales price for oil and gas for the six months ended June 30, 2008 were $109.41 per Bbl and $9.62 per Mcf, respectively, as compared to average sales price for oil and gas for the six months ended June 30, 2007 of $59.07 per Bbl and $6.81 per Mcf, respectively.
     Lease Operating Expenses. Lease operating expenses for the six months ended June 30, 2008 increased $1.8 million, or 145%, to $3.1 million as compared to $1.2 million for the six months ended June 30, 2007 and increased 52% per Mcfe during the six months ended June 30, 2008 to $.91 per Mcfe as compared to $.60 per Mcfe during the six months ended June 30, 2007. The increase in lease operating expenses on a gross dollar basis is primarily a result of an increased well count, while the increase on an Mcfe basis was primarily due to increases in produced water volumes and associated hauling and disposal costs and to a lesser extent third-party vendor costs rising due to demand for services and general increase in cost of fuel, raw materials, and labor during the first six months of 2008 compared to the same period in 2007.
     Production Taxes. Production taxes for the six months ended June 30, 2008 increased $1.8 million, or 176%, to $2.8 million as compared to $1.0 million for the six months ended June 30, 2007 due to increased oil and gas sales during 2008. Production taxes as a percentage of revenues were 6.4% and 6.1% for the six months ended June 30, 2008 and 2007, respectively.
     General and Administrative Expenses. G&A for the six months ended June 30, 2008 increased $108.6 million, or 6,159%, to $110.4 million as compared to $1.8 million for the six months ended June 30, 2007. The increase in G&A was driven primarily by a non-cash stock compensation expense of approximately $106.7 million, employee count and employee-related costs as a result of hiring additional professional staff (petroleum engineers, geologists, landmen and other professionals) which resulted in an increase of approximately 20 employees, awarding of annual compensation increases and increase in benefit costs (primarily health insurance premiums) during the last half of 2007 and continuing into 2008 which totaled approximately $1.3 million, an increase in accounting fees of approximately $.4 million and an increase in rent expense of $.1 million.
     Depreciation, Depletion and Amortization. DD&A for the six months ended June 30, 2008 increased $4.2 million, or 58%, to $11.5 million as compared to $7.3 million for the six months ended June 30, 2007. DD&A on a per Mcfe basis for the six months ended June 30, 2008 decreased 2% to $3.43 per Mcfe, as compared to $3.51 per Mcfe for the six months ended June 30, 2007. The increase in DD&A expense for the six months ended June 30, 2008 was due to an increase in volumes.
     Income (loss) from Operations. Due to the factors described above, loss from operations increased $89.7 million, or 1,724%, to $(84.5) million for the six months ended June 30, 2008 compared to income from operations of $5.2 million for the six months ended June 30, 2007.
     Excluding the effect of stock compensation expense, income from operations increased $17.0 million, or 326%, to $22.2 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Other (Expense) Income.
     The increase in interest expense for the six months ended June 30, 2008 compared to the same period in 2007 was a result of Knight’s outstanding debt balance, for the respective periods, increasing from $43.8 million to $130.0 million.
     The increase in risk management expense for the six months ended June 30, 2008 compared to the same period in 2007 was a result of the change in fair value of Knight’s open derivative contracts during the respective periods, as a result of increasing commodity prices and expectations of commodity prices in excess of the prices in our derivative agreements.
     Income (loss) before income taxes. Due to the factors described above, loss before income taxes increased $111.3 million, or 3,095%, to $(107.7) million for the six months ended June 30, 2008 compared to income before income taxes of $3.6 million for the six months ended June 30, 2007.
     Income Tax Expense. Increase in income tax expense was a result of a one-time charge of approximately $36.2 million due to a change in tax status from a partnership to a corporation. This was partially offset by the deferred tax benefit of approximately $(25.9) million related to stock option expense.
     Net Income. Due to the factors described above, net loss of $(119.5) million was recognized for the six months ended June 30, 2008 compared to net income of $3.6 million for the six months ended June 30, 2007.
     Excluding the effect of stock compensation expense and the change in tax status, net loss of $(1.0) million would have been recognized for the six months ended June 30, 2008, primarily due to the significant non-cash unrealized losses associated with the oil and gas derivative contracts.
Liquidity and Capital Resources
Overview
     Crusader’s business is capital intensive. Historically, Crusader has funded its operations through private equity offerings, bank debt and cash flows from operations. Our sources of cash for the six months ended June 30, 2008 were from operations and financing activities.
     On July 18, 2008, the Company entered into a five-year $250.0 million second lien term facility with JPMorgan Chase Bank, N.A., as administrative agent. The second lien term facility replaced our existing $30 million second lien term facility with UnionBanCal Equities, Inc. The second lien term loan facility bears interest at the lesser of: (a) LIBOR (subject to a floor of 3.50%) plus 7.75% or (b) the reference rate, as defined, plus 6.75% and matures on July 18, 2013. At July 18, 2008, the effective rate was 11.25%.
     The second lien term facility proceeds were used to refinance a portion of the outstanding debt under the revolving line of credit with Union Bank of California and to retire the subordinated term facilities and will be used to fund the Company’s drilling activity, acquisitions and general corporate purposes. In connection with this transaction, the revolving line of credit was amended to equal the lesser of $140.0 million or the borrowing base, as defined and reduced the borrowing base to $70.0 million. The reduction in the loan commitment and borrowing base was a result of one of our participating banks leaving the syndication. As a result, the Company will expense deferred financing costs related to its previous revolving and term credit facilities of approximately $1.0 million as a loss on debt extinguished during the third quarter of 2008. Management is currently interviewing lenders for a replacement and anticipates the loan commitment and borrowing base to be increased to their original amounts when the replacement facility is closed.
     Crusader’s consummation of the $250.0 million second lien term facility is expected to provide the necessary capital, along with cash flows generated from operating activities, to grow our production, reserve base and enhance cash flows from operating activities for the foreseeable future. Additionally, our financial flexibility provides us the ability to acquire additional oil and gas acreage if the opportunity presents itself and to continue to make complementary acquisitions to our existing properties for future development.

     Virtually all of Crusader’s capital expenditures are made based on current economic conditions and expected future oil and gas prices. Crusader makes capital expenditures to develop existing oil and gas reserves as well as to acquire additional reserves. Crusader may also elect to or elect not to participate in capital expenditures on properties operated by others. Crusader may adjust its annual exploration and development capital expenditure levels according to liquidity and the other sources of operating capital as economic conditions change. When Crusader determines that a project involves more risk than it can accept alone or more capital than is commercially prudent to commit, such as certain of its exploration projects, Crusader may take on additional partners.
     Crusader’s cash flows from operating activities are significantly affected by changes in oil and gas prices. Accordingly, its cash flows from operating activities would be significantly reduced by lower oil and gas prices, which may reduce its exploration and development capital expenditure levels. Lower oil and gas prices also may reduce Crusader’s borrowing base under its senior credit facility which may further reduce its ability to obtain funds. Consequently, in an effort to minimize fluctuations in Crusader’s cash flows and to reduce its exposure to adverse fluctuations in the prices of oil and gas, Crusader enters into derivative instrument arrangements for a portion of its forecasted oil and gas production. Currently, Crusader has hedged a portion of its oil and gas production through 2010.
Cash Flows
Operating Activities.
     For the six months ended June 30, 2008, net cash provided by operating activities decreased $3.3 million to $9.1 million as compared to $12.4 million for the six months ended June 30, 2007. The decrease in net cash provided by operating activities was primarily due to increased employee count and general increase in lease operating expenses due to increased demand for services.
Investing Activities.
     For the six months ended June 30, 2008, net cash used in investing activities increased $4.5 million, or 12%, to $41.2 million as compared to $36.7 million of net cash used in investing activities for the six months ended June 30, 2007. Net cash used in investing activities in 2008 was comprised of $(3.5) million obtained in the Westside Transaction and $44.7 million of expenditures on oil and gas properties as compared to $36.7 million of expenditures on oil and gas properties in 2007. We participated in the drilling of 38 gross wells (11.56 net wells) in the 2008 period compared to 33 gross wells (8.34 net wells) in the 2007 period, respectively.
Financing Activities.
     For the six months ended June 30, 2008, net cash provided by financing activities increased $7.3 million, or 26%, to $35.1 million as compared to $27.8 million of net cash provided by financing activities for the six months ended June 30, 2007. This increase was due to increased borrowings to partially fund our development program.
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operation are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no changes to our critical accounting policies from those described in our audited financial statements for the year ended December 31, 2007, and notes thereto, included in the proxy statement filed with the SEC on May 28, 2008.

Recently Issued Accounting Standards
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires additional disclosures about derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is evaluating the impact the adoption of SFAS No. 161 will have on its financial statement disclosures. However, the Company’s adoption of SFAS No. 161 will not affect its current accounting for derivative and hedging activities.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This statement requires assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, acquisition-related costs incurred prior to the acquisition to be expensed and contractual contingencies to be recognized at fair value as of the acquisition date. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently assessing the impact, if any, the adoption of this statement will have on our financial position, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Not applicable.
Item 4T. Controls and Procedures.
     (a) Evaluation of Disclosure Controls and Procedures
     We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing the disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.
     Based on an evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
     (b) Changes in Internal Controls
     On June 26, 2008, the business combination with Westside and the Crusader Entities was concluded. The Crusader Entities used the same accounting system and were supervised by the same personnel as the Company. We are in the process of integrating Westside’s accounting and other information into our systems. As a result, we are reviewing our systems and controls to address any changes required for changes in transaction volume or type. We believe we are taking the necessary steps for our internal control environment to be effective.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     Not applicable.
Item 1A. Risk Factors
     The following risk factors amend and restate in their entirety the risk factors set forth in our Annual Report on Form 10-KSB filed with the SEC on April 1, 2008.
Prices for oil and natural gas are volatile, and low prices could have a material adverse impact on our business.
     Our revenues and profitability and the carrying value of our properties depend substantially on prevailing prices for oil and natural gas. Prices also affect the amount of cash flow available to us for capital expenditures as well as our ability to borrow and raise additional capital. The amount we can borrow under our senior revolving credit facility is subject to periodic redetermination based upon the value of our proven reserves of oil and natural gas at the time of redetermination. Lower prices may reduce the value of our oil and natural gas properties.
     Historically, the markets, and therefore the prices, for oil and natural gas have been volatile which is likely to continue in the future. Among the factors that can cause volatility are:
•	the domestic and foreign supply of oil and natural gas;

•	the ability of members of the Organization of Petroleum Exporting Countries and other producing countries to agree upon and maintain oil prices and production levels;

•	political instability, armed conflict or terrorist attacks, whether or not in oil or natural gas producing regions;

•	the level of consumer product demand;

•	the growth of consumer product demand in emerging markets, such as China and India;

•	labor unrest in oil and natural gas producing regions;

•	weather conditions, including hurricanes and other natural occurrences that affect the supply and/or demand of oil and natural gas;

•	the price and availability of alternative fuels;

•	the price of foreign imports;

•	worldwide economic conditions; and

•	the availability of liquid natural gas imports.
     These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and natural gas.
We may be required to take non-cash asset writedowns if oil and natural gas prices decline.
     We may be required under full cost accounting rules to writedown the carrying value of oil and natural gas properties if oil and natural gas prices decline or if there are substantial downward adjustments to our estimated proved reserves, increases in our estimates of development costs or deterioration in our exploration results. We utilize the full cost method of accounting for oil and natural gas exploration and development activities. Under full cost accounting, we are required by SEC regulations to perform a ceiling test each quarter. The ceiling test is an impairment test and generally establishes a maximum, or “ceiling,” of the book value of oil and natural gas properties that is equal to the expected after tax present value (discounted at 10%) of the future net cash flows from proved reserves, including the effect of cash flow hedges when hedge accounting is applied, calculated using prevailing oil and natural gas prices on the last day of the period or a subsequent higher price under certain limited circumstances. If the net book value of oil and natural gas properties (reduced by any related net deferred income tax liability and asset retirement obligation) exceeds the ceiling limitation, SEC regulations require us to impair or “writedown” the book value of our oil and natural gas properties. Depending on the magnitude, a ceiling test writedown could negatively affect our results of operations. As ceiling test computations involve the prevailing oil and natural gas prices, as of a fixed date, it is impossible to predict the likelihood, timing and magnitude of any future impairments. To the extent finding and development costs continue to increase, we will become more susceptible to ceiling test writedowns in lower price environments.
Unless we replace our current production with new reserves, our reserves and future production will decline, which would adversely affect our financial condition, results of operations and cash flows.
     In general, the volume of production from oil and natural gas properties declines as reserves are depleted. Our reserves will decline as they are produced unless we acquire properties with proved reserves or conduct successful development and exploration activities. Thus, our future oil and natural gas production and, therefore, our cash flow and income are highly dependent upon our level of success in finding or acquiring additional reserves. However, we cannot assure you that our future acquisition, development and exploration activities will result in any specific amount of additional proved reserves or that we will be able to drill productive wells at acceptable costs.
     The successful acquisition of producing properties requires an assessment of a number of factors. These factors include recoverable reserves, future oil and natural gas prices, operating costs and potential environmental and other liabilities, title issues and other factors. Such assessments are inexact and their accuracy is inherently uncertain. In connection with such assessments, we perform a review of the subject properties that we believe is thorough. However, there is no assurance that such a review will reveal all existing or potential problems or allow us to fully assess the deficiencies and capabilities of such properties. We cannot assure you that we will be able to acquire properties at acceptable prices because the competition for producing oil and natural gas properties is intense and many of our competitors have financial and other resources that are substantially greater than those available to us.
Our bank lenders can limit our borrowing capabilities, which may materially impact our operations.
     The borrowing base limitation under our senior revolving credit facility is semi-annually redetermined. Redeterminations are based upon a number of factors, including oil and natural gas prices and reserve levels. Upon a redetermination, our borrowing base could be substantially reduced. We utilize cash flow from operations, bank borrowings and debt and equity financings to fund our development, acquisition and exploration activities. A reduction in our borrowing base could limit these activities. In addition, we may significantly alter our capitalization in order to make future acquisitions or develop our properties. These changes in capitalization may significantly increase our level of debt or equity. If we incur additional debt for these or other purposes, the risks related to carrying debt that we now face could intensify. A higher level of debt also increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of debt will depend to a significant extent on our future performance which is affected by a number of economic, financial, business and other factors, many of which are beyond our control. Our level of debt affects our operations in several important ways, including the following:
•	a portion of our cash flow from operations is used to pay interest on borrowings;

•	the covenants contained in the agreements governing our debt limit our ability to borrow additional funds, pay dividends, dispose of assets or issue shares of preferred stock and otherwise may affect our flexibility in planning for, and reacting to, changes in business conditions;

•	a high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes;

•	a more leveraged financial position would make us more vulnerable to economic downturns and could limit our ability to withstand competitive pressures; and

•	any debt that we incur under our senior revolving credit facility will be at variable rates which make us vulnerable to increases in interest rates.
Our business is capital intensive and will require us to generate substantial cash flow to finance our capital expenditures.
     Our business activities require substantial capital. We intend to finance our capital expenditures in the future primarily through cash flow from operations as well as additional borrowings under our senior revolving credit facility. We cannot assure you that our business will generate cash flow sufficient to satisfy our capital needs or to enable us to obtain adequate financing on acceptable terms or at all. Future cash flows and the availability of financing will be subject to a number of variables, such as:
•	the level of production from our existing wells;

•	prevailing and projected prices of oil and natural gas;

•	our success in locating and producing new reserves;

•	our success in timely developing proved undeveloped reserves; and

•	general economic, financial, competitive, legislative, regulatory and other factors beyond our control.
     If we are unable to generate sufficient cash flow from operations to fund our budgeted drilling expenditures and/or we are not able to borrow additional funds under our existing credit facilities, we may be forced to reduce such expenditures or obtain additional financing through the issuance of additional debt and/or equity. We cannot assure you that any additional financing will be available to us on acceptable terms or at all. Issuing equity securities to satisfy our financing requirements could cause substantial dilution to our existing stockholders. The level of our debt financing could also materially affect our operations.
     If our cash flows were to decrease due to lower oil and natural gas prices, decreased production or other reasons, and if we could not obtain capital through our existing credit facilities or otherwise, our ability to execute our development and acquisition plans, replace our reserves or maintain production levels could be greatly limited.
We may not realize the benefits of integrating our business with the business of Westside.
     To be successful after our June, 2008 business combination with Westside and the Crusader Entities, we will need to combine and integrate the operations of the separate companies into one company. Integration will require substantial management attention and could detract attention away from the day-to-day business of the combined company. We could encounter difficulties in the integration process, such as the loss of key employees or suppliers. If we cannot integrate the two businesses successfully, we may fail to realize the benefits expected from the business combination.
We may not be successful in acquiring, exploiting, developing or exploring for oil and gas properties.
     The successful acquisition, exploitation or development of, or exploration for, oil and gas properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities, and other factors. These assessments are inexact. As a result, we may not recover the purchase price of a property from the sale of production from the property, or may not realize an acceptable return from properties we acquire. In addition, our exploitation and development and exploration operations may not result in any increases in reserves. Our operations may be curtailed, delayed or canceled as a result of:

•	capital or other factors, such as title defects;

•	weather;

•	compliance with governmental regulations or price controls;

•	mechanical difficulties; or

•	shortages or delays in the delivery of equipment.
     In addition, exploitation and development costs may greatly exceed initial estimates. In that case, we would be required to make unanticipated expenditures of additional funds to develop these projects, which could materially adversely affect our business, financial condition and results of operations.
     Furthermore, exploration for oil and gas has inherent and historically higher risk than exploitation and development activities. Future reserve increases and production may be dependent on our success in our exploration efforts, which may be unsuccessful.
Estimates of oil and gas reserves depend on many assumptions that may be inaccurate. Any material inaccuracies could adversely affect the quantity and value of our oil and gas reserves.
     The proved oil and gas reserve information included in our public filings are only estimates. These estimates are based on reports prepared or audited by independent petroleum engineers. The estimates were calculated using oil and gas prices in effect on the date indicated in the reports. Any significant price changes will have a material effect on the quantity and present value of our reserves.
     Petroleum engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and gas reserves and of future net cash flows depend upon a number of variable factors and assumptions, including:
•	historical production from the area compared with production from other comparable producing areas;

•	the assumed effects of regulations by governmental agencies;

•	assumptions concerning future oil and gas prices; and

•	assumptions concerning future operating costs, severance and excise taxes, development costs and workover and remediation costs.
     Because all reserve estimates are to some degree subjective, each of the following items may differ materially from those assumed in estimating reserves:
•	the quantities of oil and gas that are ultimately recovered;

•	the timing of the recovery of oil and gas reserves;

•	the production and operating costs incurred; and

•	the amount and timing of future development expenditures.
     Furthermore, different reserve engineers may make different estimates of reserves and cash flows based on the same available data. Actual production, revenues and expenditures with respect to reserves will vary from estimates and the variances may be material.

     The discounted future net revenues included in our public filings should not be considered as the market value of the reserves attributable to our properties. As required by the SEC, the estimated discounted future net revenues from proved reserves are generally based on prices and costs as of the date of the estimate, while actual future prices and costs may be materially higher or lower. Actual future net revenues will also be affected by factors such as:
•	the amount and timing of actual production;

•	supply and demand for oil and gas; and

•	changes in governmental regulations or taxation.
     In addition, the 10% discount factor, which the SEC requires to be used to calculate discounted future net revenues for reporting purposes, is not intended to reflect the fair market value of our reserves, which would include consideration of the cost of capital in effect from time to time, risks associated with our business and the oil and gas industry in general and other factors.
Our acquisition strategy could fail or present unanticipated problems for our business in the future, which could adversely affect our ability to make acquisitions or realize anticipated benefits of those acquisitions.
     Our growth strategy includes acquiring oil and gas businesses and properties. We may not be able to identify suitable acquisition opportunities or finance and complete any particular acquisition successfully. Furthermore, acquisitions involve a number of risks and challenges, including:
•	diversion of management’s attention;

•	the need to integrate acquired operations;

•	potential loss of key employees of the acquired companies;

•	potential lack of operating experience in a geographic market of the acquired business; and

•	an increase in our expenses and working capital requirements.
     Any of these factors could adversely affect our ability to achieve anticipated levels of cash flows from our acquired businesses or realize other anticipated benefits of those acquisitions.
     Successful acquisitions require an assessment of a number of factors, including estimates of recoverable reserves, exploration potential, future oil and natural gas prices, operating and capital costs and potential environmental and other liabilities. Such assessments are inexact and their accuracy is inherently uncertain. In connection with our assessments, we perform a review of the acquired properties which we believe is generally consistent with industry practices. However, such a review will not reveal all existing or potential problems. In addition, our review may not permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We do not inspect every well. Even when we inspect a well, we do not always discover structural, subsurface and environmental problems, such as groundwater contamination, that may exist or arise. We are generally not entitled to contractual indemnification for preclosing liabilities, including environmental liabilities. Normally, we acquire interests in properties on an “as is” basis with limited remedies for breaches of representations and warranties. As a result of these factors, we may not be able to acquire oil and natural gas properties that contain economically recoverable reserves or be able to complete such acquisitions on acceptable terms.
We depend substantially on the continued presence of key personnel for critical management decisions and industry contacts.
     Our success depends upon the continued contributions of our executive officers and key employees, particularly with respect to providing the critical management decisions and contacts necessary to manage and maintain growth within a highly competitive industry. Competition for qualified personnel can be intense, particularly in the oil and natural gas industry, and there are a limited number of people with the requisite knowledge and experience. Under these conditions, we could be unable to attract and retain these personnel. The loss of the services of any of our executive officers or other key employees for any reason could have a material adverse effect on our business, operating results, financial condition and cash flows.
Our business is highly competitive.
     The oil and natural gas industry is highly competitive in many respects, including identification of attractive oil and natural gas properties for acquisition, drilling and development, securing financing for such activities and obtaining the necessary equipment and personnel to conduct such operations and activities. In seeking suitable opportunities, we compete with a number of other companies, including large oil and natural gas companies and other independent operators with greater financial resources, larger numbers of personnel and facilities, and, in some cases, with more expertise. There can be no assurance that we will be able to compete effectively with these entities.
Hedging transactions may limit our potential gains and increase our potential losses.
     In order to manage our exposure to price risks in the marketing of our oil and natural gas production, we have entered into oil and natural gas price hedging arrangements with respect to a portion of our anticipated production. We will most likely enter into additional hedging transactions in the future. While intended to reduce the effects of volatile oil and natural gas prices, such transactions may limit our potential gains and increase our potential losses if oil and natural gas prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose us to the risk of loss in certain circumstances, including instances in which:
•	our production is less than expected;

•	there is a widening of price differentials between delivery points for our production and the delivery point assumed in the hedge arrangement; or

•	the counterparties to our hedging agreements fail to perform under the contracts.
Our oil and natural gas activities are subject to various risks which are beyond our control.
     Our operations are subject to many risks and hazards incident to exploring and drilling for, producing, transporting, marketing and selling oil and natural gas. Although we may take precautionary measures, many of these risks and hazards are beyond our control and unavoidable under the circumstances. Many of these risks or hazards could materially and adversely affect our revenues and expenses, the ability of certain of our wells to produce oil and natural gas in commercial quantities, the rate of production and the economics of the development of, and our investment in, the prospects in which we have or will acquire an interest. Any of these risks and hazards could materially and adversely affect our financial condition, results of operations and cash flows. Such risks and hazards include:
•	human error, accidents, labor force and other factors beyond our control that may cause personal injuries or death to persons and destruction or damage to equipment and facilities;

•	blowouts, fires, hurricanes, pollution and equipment failures that may result in damage to or destruction of wells, producing formations, production facilities, equipment and the surrounding environment;

•	unavailability of materials and equipment;

•	engineering and construction delays;

•	unanticipated transportation costs and delays;

•	unfavorable weather conditions;

•	hazards resulting from unusual or unexpected geological or environmental conditions;

•	environmental and OSHA regulations and requirements;

•	accidental leakage of produced liquids or drilling fluids, into the environment;

•	hazards resulting from the presence of hydrogen sulfide in gas we produce;

•	changes in laws and regulations, including laws and regulations applicable to oil and natural gas activities or markets for the oil and natural gas produced;

•	fluctuations in supply and demand for oil and natural gas causing variations of the prices we receive for our oil and natural gas production; and

•	the availability of alternative fuels and the price at which they become available.
     As a result of these risks, expenditures, quantities and rates of production, revenues and cash operating costs may be materially adversely affected and may differ materially from those anticipated by us.
Governmental and environmental regulations could adversely affect our business.
     Our business is subject to federal, state and local laws and regulations on taxation, the exploration for and development, production and marketing of oil and natural gas and safety matters. Many laws and regulations require drilling permits and govern the spacing of wells, rates of production, prevention of waste, unitization and pooling of properties and other matters. These laws and regulations have increased the costs of planning, designing, drilling, installing, operating and abandoning our oil and natural gas wells and other facilities. In addition, these laws and regulations, and any others that are passed by the jurisdictions where we have production, could limit the total number of wells drilled or the allowable production from successful wells, which could limit our revenues.
     Our operations are also subject to complex environmental laws and regulations adopted by the various jurisdictions in which we have or expect to have oil and natural gas operations. We could incur liability to governments or third parties for any unlawful discharge of oil, natural gas or other pollutants into the air, soil or water, including responsibility for remedial costs. We could potentially discharge these materials into the environment in any of the following ways:
•	from a well or drilling equipment at a drill site;

•	from gathering systems, pipelines, transportation facilities and storage tanks;

•	damage to oil and natural gas wells resulting from accidents during normal operations; and

•	blowouts, hurricanes, cratering and explosions.
     Because the requirements imposed by laws and regulations are frequently changed, we cannot assure you that laws and regulations enacted in the future, including changes to existing laws and regulations, will not adversely affect our business. In addition, because we acquire interests in properties that have been operated in the past by others, we may be liable for environmental damage caused by the former operators.
We cannot be certain that the insurance coverage maintained by us will be adequate to cover all losses that may be sustained in connection with all oil and natural gas activities.
     We maintain general and excess liability policies, which we consider to be reasonable and consistent with industry standards. These policies generally cover:
•	personal injury;

•	bodily injury;

•	third party property damage;

•	medical expenses;

•	legal defense costs;

•	pollution in some cases;

•	well blowouts in some cases; and

•	workers’ compensation.
     As is common in the oil and natural gas industry, we will not insure fully against all risks associated with our business either because such insurance is not available or because we believe the premium costs are prohibitive. A loss not fully covered by insurance could have a materially adverse effect on our financial position and results of operations. There can be no assurance that the insurance coverage that we maintain will be sufficient to cover every claim made against us in the future. A loss in connection with our oil and natural gas properties could have a materially adverse effect on our financial position and results of operations to the extent that the insurance coverage provided under our policies covers only a portion of any such loss.
Title to the properties in which we have an interest may be impaired by title defects.
     We generally obtain title opinions on significant properties that we drill or acquire. However, there is no assurance that we will not suffer a monetary loss from title defects or title failure. Additionally, undeveloped acreage has greater risk of title defects than developed acreage. Generally, under the terms of the operating agreements affecting our properties, any monetary loss is to be borne by all parties to any such agreement in proportion to their interests in such property. If there are any title defects or defects in assignment of leasehold rights in properties in which we hold an interest, we will suffer a financial loss.
Part of our strategy involves exploratory drilling, including drilling in new or emerging plays. As a result, our drilling results in these areas are uncertain, and the value of our undeveloped acreage will decline if our drilling results are unsuccessful.
     The results of our exploratory drilling in new or emerging plays, such as the Barnett Shale, are more uncertain than drilling results in areas that are developed and have established production. Since new or emerging plays and new formations have limited or no production history, we are less able to use past drilling results in those areas to help predict our future drilling results. As a result, our return on investment in these areas may be less than initially expected, resulting in a decline in the value of our undeveloped acreage. We could incur material write downs of unevaluated properties in the future if our drilling results are unsuccessful.
Our exploration and development drilling efforts and the operation of our wells may not be profitable or achieve our targeted returns.
     We require significant amounts of undeveloped leasehold acreage in order to further our development efforts. Exploration, development, drilling and production activities are subject to many risks, including the risk that commercially productive reservoirs will not be discovered. We invest in property, including undeveloped leasehold acreage, which we believe will result in projects that will add value over time. However, we cannot guarantee that all of our prospects will result in viable projects or that we will not abandon our initial investments. Additionally, we cannot guarantee that the leasehold acreage we acquire will be profitably developed, that new wells drilled by us will be productive or that we will recover all or any portion of our investment in such leasehold acreage or wells. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient net reserves to return a profit after deducting operating and other costs. In addition, wells that are profitable may not achieve our targeted rate of return. Our ability to achieve our target results are dependent upon the current and future market prices for oil and natural gas, costs associated with producing oil and natural gas and our ability to add reserves at an acceptable cost. We rely to a significant extent on advanced technologies in identifying leasehold acreage prospects and in conducting our exploration activities. The technologies we use do not allow us to know conclusively prior to our acquisition of the acreage or the drilling of a well whether oil or gas is present or may be produced economically. The use of new technologies also requires greater pre-drilling expenditures than traditional drilling strategies.
     In addition, we may not be successful in controlling and reducing our drilling and production costs in order to improve our overall return. The cost of drilling, completing and operating a well is often uncertain and cost factors can adversely affect the economics of a project. We cannot predict the cost of drilling, and we may be forced to limit, delay or cancel drilling operations as a result of a variety of factors, including:
•	unexpected drilling conditions;

•	pressure or irregularities in formations;

•	equipment failures or accidents and shortages or delays in the availability of drilling rigs and the delivery of equipment;

•	adverse weather conditions, including hurricanes; and

•	compliance with governmental requirements.
The unavailability or high cost of drilling rigs, equipment, supplies, personnel and oil field services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.
     Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, equipment, supplies or qualified personnel. During these periods, the costs and delivery times of rigs, equipment and supplies are substantially greater. In addition, the demand for, and wage rates of, qualified drilling rig crews rise as the number of active rigs in service increases. As a result of increasing levels of exploration and production in response to strong prices of oil and natural gas, the demand for oilfield services has risen, and the costs of these services are increasing, while the quality of these services may suffer. If the unavailability or high cost of drilling rigs, equipment, supplies or qualified personnel were particularly severe in Texas and Oklahoma, we could be materially and adversely affected because our operations and properties are concentrated in those areas.
The marketability of our oil and natural gas production depends on services and facilities that we typically do not own or control. The failure or inaccessibility of any such services or facilities could result in a curtailment of production and revenues.
     The marketability of our production depends in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities. Pursuant to interruptible or short term transportation agreements, we generally deliver gas through gathering systems and pipelines that we do not own. Under the interruptible transportation agreements, the transportation of our gas may be interrupted due to capacity constraints on the applicable system, for maintenance or repair of the system, or for other reasons as dictated by the particular agreements. If any of the pipelines or other facilities become unavailable, we would be required to find a suitable alternative to transport and process the gas, which could increase our costs and reduce the revenues we might obtain from the sale of the gas.
We depend on the skill, ability and decisions of third party operators to a significant extent.
     The success of the drilling, development and production of the oil and natural gas properties in which we have or expect to have a non-operating working interest is substantially dependent upon the decisions of such third-party operators and their diligence to comply with various laws, rules and regulations affecting such properties. The failure of any third-party operator to make decisions, perform their services, discharge their obligations, deal with regulatory agencies, and comply with laws, rules and regulations, including environmental laws and regulations in a proper manner with respect to properties in which we have an interest could result in material adverse consequences to our interest in such properties, including substantial penalties and compliance costs. Such adverse consequences could result in substantial liabilities to us or reduce the value of our properties, which could negatively affect our results of operations.

New technologies may cause our current exploration and drilling methods to become obsolete.
     The oil and gas industry is subject to rapid and significant advancements in technology, including the introduction of new products and services using new technologies. As competitors use or develop new technologies, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement new technologies at a substantial cost. In addition, competitors may have greater financial, technical and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before we can. One or more of the technologies that we currently use or that we may implement in the future may become obsolete. We cannot be certain that we will be able to implement the use of technologies on a timely basis or at a cost that is acceptable to us. If we are not able to utilize technological advancements consistent with industry standards, our operations and financial condition may be adversely affected.
We exist in a litigious environment.
     Any counterparty could bring suit or allege a violation of an existing contract. This action could delay the commencement of operations or could halt production until such alleged violations are resolved by the courts. Not only could we incur significant legal and support expenses in defending our rights, planned operations could be delayed which would impact our future operations and financial condition. Such legal disputes could also distract management and other personnel from their primary responsibilities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)
i.	Information regarding the unregistered sale of securities to the owners of the various entities acquired by the Company pursuant to a contribution agreement dated December 31, 2007, was previously provided in the Report on Form 8-K filed June 27, 2008.

ii.	In addition, on June 24, 2008, Sterne, Agee & Leach, the placement agent in a private placement completed in November, 2004, exercised outstanding warrants and acquired 65,000 shares of common stock at a per share purchase price of $2.00. Proceeds of the sales were used for general corporate purposes. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.
(b)	Not applicable.

(c)	Not applicable.
Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     Set forth below are the results of the voting with respect to the matters acted upon at our 2008 annual meeting of stockholders held on June 26, 2008.

	Votes Cast	Votes Cast	Votes Withheld /	Broker Non-
Matter Acted Upon	For	Against	Abstentions	Votes
1. Proposal to issue an aggregate of approximately 171.7 million shares of common stock to the owners of Knight Energy Group, LLC, Knight Energy Group II, LLC, Hawk Energy Fund I, LLC and RCH Upland Acquisition, LLC in exchange for all of the equity ownership interests in such entities pursuant to a contribution agreement dated as of December 31, 2007, among the foregoing entities and certain other affiliated entities.	18,805,571	14,021	13,615	5,305,180

	Votes Cast	Votes Cast	Votes Withheld /	Broker Non-
Matter Acted Upon	For	Against	Abstentions	Votes
2. Proposal to adopt the Company’s 2008 Long Term Incentive Plan (the “2008 LTIP”) and the grant of options to purchase 35 million shares of common stock under the 2008 LTIP.	18,713,006	106,986	13,215	5,305,180

3. Proposal to amend the Company’s articles of incorporation to increase the number of authorized shares of common stock to 500 million.	18,763,551	51,141	18,515	5,305,180

4. Proposal to amend the Company’s articles of incorporation to change its name to “Crusader Energy Group Inc.”	18,794,445	14,347	24,415	5,305,180

5. Proposal to give discretion to the Company’s board of directors to effect a one-for-two reverse split of common stock.	18,094,430	724,862	13,915	5,305,180

6. Election of Directors:

• David D. Le Norman	23,500,455		637,932

• Robert J. Raymond	23,510,455		627,932

• Joe Colonnetta	24,106,216		32,171

• James C. Crain	24,106,216		32,171

• Robert H. Niehaus	23,381,553		756,834

• Shirley A. Ogden	24,105,916		32,471

• Phil D. Kramer	23,480,755		657,632
Item 5. Other Information.
(a)	Not applicable.

(b)	Incorporated herein by reference are the amendments to the Company’s bylaws regarding the process by which shareholders may make nominations to the Company’s board of directors as discussed in and as attached as an exhibit to the Company’s Report on Form 8-K filed on June 27, 2008.
Item 6. Exhibits.

No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation, filed as the same numbered exhibit with Crusader Energy Group Inc.’s Form 8-K, filed June 27, 2008, Commission File No. 1-32533*

No.	Description of Exhibit

3.2	Second Amended and Restated Bylaws of Crusader Energy Group Inc., as amended, which were approved by the Crusader Energy Group Inc. Board of Directors on June 26, 2008**

10.1	Second Amended and Restated Credit Agreement, dated June 26, 2008, among Crusader Energy Group Inc., Union Bank of California, N.A., as administrative agent and as issuing lender, and the lenders signatory thereto, filed as the same numbered exhibit with Crusader Energy Group Inc.’s Form 8-K, filed June 27, 2008, Commission File No. 1-32533*

10.2	Amended and Restated Subordinated Credit Agreement, dated June 26, 2008, among Crusader Energy Group Inc., UnionBanCal Equities, Inc., as administrative agent, and the lenders signatory thereto, filed as the same numbered exhibit with Crusader Energy Group Inc.’s Form 8-K, filed June 27, 2008, Commission File No. 1-32533*

10.3	Personnel Services Agreement, dated June 26, 2008, between Crusader Energy Group Inc. and Crusader Management Company, filed as the same numbered exhibit with Crusader Energy Group Inc.’s Form 8-K, filed June 27, 2008, Commission File No. 1-32533*

10.4	Crusader Energy Group Inc. 2008 Long Term Incentive Plan, filed as the same numbered exhibit with Crusader Energy Group Inc.’s Form 8-K, filed June 27, 2008, Commission File No. 1-32533, which includes the Form of Option Award Agreement and supersedes (i) the Westside Energy Corporation 2008 Long Term Incentive Plan, filed as Annex C to the Westside Energy Corporation Definitive Proxy Statement (File No. 001-32533), filed May 28, 2008, which was incorporated by reference as Exhibit 4.2 to the Westside Energy Corporation Registration Statement on Form S-8, filed June 25, 2008, and (ii) the Form of Option Award Agreement under the Westside Energy Corporation 2008 Long Term Incentive Plan, filed as Exhibit B to Annex C to the Westside Energy Corporation Definitive Proxy Statement (File No. 001-32533), filed May 28, 2008, which was incorporated by reference as Exhibit 4.3 to the Westside Energy Corporation Registration Statement on Form S-8, filed June 25, 2008*

10.5	Registration Rights Agreement, dated June 26, 2008, among Crusader Energy Group Inc., Knight Energy Group I Holding Co., LLC, Knight Energy Group II Holding Company, LLC, Hawk Energy Fund I Holding Company, LLC and RCH Energy Opportunity Fund I, L.P., filed as the same numbered exhibit with Crusader Energy Group Inc.’s Form 8-K, filed June 27, 2008, Commission File No. 1-32533*

10.6	Non-Transfer Agreement, dated June 26, 2008, between Crusader Energy Group Inc. and Knight Energy Group I Holding Co., LLC, filed as the same numbered exhibit with Crusader Energy Group Inc.’s Form 8-K, filed June 27, 2008, Commission File No. 1-32533*

10.7	Non-Transfer Agreement, dated June 26, 2008, between Crusader Energy Group Inc. and Knight Energy Group II Holding Company, LLC, filed as the same numbered exhibit with Crusader Energy Group Inc.’s Form 8-K, filed June 27, 2008, Commission File No. 1-32533*

10.8	Non-Transfer Agreement, dated June 26, 2008, between Crusader Energy Group Inc. and Hawk Energy Fund I Holding Company, LLC, filed as the same numbered exhibit with Crusader Energy Group Inc.’s Form 8-K, filed June 27, 2008, Commission File No. 1-32533*

10.9	Non-Transfer Agreement, dated June 26, 2008, between Crusader Energy Group Inc. and RCH Energy Opportunity Fund I, L.P., filed as the same numbered exhibit with Crusader Energy Group Inc.’s Form 8-K, filed June 27, 2008, Commission File No. 1-32533*

10.10	Services Agreement, dated June 26 2008, between Crusader Energy Group Inc. and Robert J. Raymond, filed as the same numbered exhibit with Crusader Energy Group Inc.’s Form 8-K filed June 27, 2008, Commission File No. 1-32533*

10.11	Employment Agreement, dated June 26 ,2008, between Crusader Energy Group Inc. and David D. Le Norman, filed as the same numbered exhibit with Crusader Energy Group Inc.’s Form 8-K, filed June 27, 2008, Commission File No. 1-32533*

No.	Description of Exhibit

10.12	Indemnification Agreement, dated June 26, 2008, between Crusader Energy Group Inc. and Robert J. Raymond, together with a schedule identifying other substantially identical agreements between Crusader Energy Group Inc. and each director and officer of Crusader Energy Group Inc. identified on the schedule and identifying the material differences between each of those agreements and the filed Indemnification Agreement, filed as the same numbered exhibit with Crusader Energy Group Inc.’s Form 8-K, filed June 27, 2008, Commission File No. 1-32533*

10.13	Business Opportunity Agreement, dated June 26, 2008, among Crusader Energy Group Inc. and the parties listed on Exhibit A thereto, filed as the same numbered exhibit with Crusader Energy Group Inc.’s Form 8-K, filed June 27, 2008, Commission File No. 1-32533*

10.14	Second Lien Credit Agreement, dated July 17, 2008 and effective as of July 18, 2008, among Crusader Energy Group Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders signatory thereto, filed as the same numbered exhibit with Crusader Energy Group Inc.’s Form 8-K, filed July 21, 2008, Commission File No. 1-32533*

10.15	Amendment No. 1, dated as of July 18, 2008, among Crusader Energy Group Inc., Union Bank of California, N.A., as administrative agent and issuing lender, and the lenders signatory thereto, filed as the same numbered exhibit with Crusader Energy Group Inc.’s Form 8-K, filed July 21, 2008, Commission File No. 1-32533*

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Incorporated by reference

**	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRUSADER ENERGY GROUP, INC. (Registrant)

Date: August 14, 2008	By:	/s/ David D. Le Norman
David D. Le Norman
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2008	By:	/s/ John G. Heinen
John G. Heinen
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

INDEX TO EXHIBITS

No.	Description of Exhibit

3.2	Second Amended and Restated Bylaws of Crusader Energy Group Inc., as amended, which were approved by the Crusader Energy Group Inc. Board of Directors on June 26, 2008

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002