Form 10-Q
period 2008-09-30
Crusader Energy Group Inc.
filed 2008-11-10
CIK 1024109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008.
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
At November 6, 2008, the number of outstanding shares of the issuer’s common stock was 198,564,958.

CRUSADER ENERGY GROUP, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Crusader Energy Group Inc.
CONSOLIDATED BALANCE SHEETS (see Note 1)

	(Unaudited)
	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,637,842	$7,941,663
Accounts receivable:
Accrued oil and gas production revenue	18,095,835	7,581,187
Joint interest billings	23,545,280	14,045,470
Other	456,132	770,584
Prepaid expenses and other assets	4,816,657	126,450

Total current assets	74,551,746	30,465,354
OIL AND GAS PROPERTIES — AT COST, net, based on full cost accounting ($181,309,360 and $12,558,796 excluded from amortization at 2008 and 2007, respectively)	652,790,008	243,560,456
Derivative financial instruments	2,337,651	—
Other assets	20,298,926	5,199,199

	$749,978,331	$279,225,009

LIABILITIES AND MEMBERS’/STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$14,692,198	$11,856,699
Accrued liabilities	22,987,939	5,934,262
Derivative financial instruments	13,989	1,775,617

Total current liabilities	37,694,126	19,566,578

LONG-TERM LIABILITIES
Asset retirement obligations	1,151,419	718,316
Derivative financial instruments	—	403,883
Other	—	215,778
Deferred income taxes	49,223,602	—
Notes payable	237,770,833	67,000,000

Total long-term liabilities	288,145,854	68,337,977
COMMITMENTS AND CONTINGENCIES (Note 9)
MEMBERS’ EQUITY	—	191,320,454
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 500,000,000 authorized; 198,564,958 shares issued and outstanding at September 30, 2008	1,985,650	—
Additional paid-in capital	523,198,521	—
Accumulated deficit	(101,045,820)	—

Total Stockholders’ Equity	424,138,351	—

	$749,978,331	$279,225,009

The accompanying notes are an integral part of these statements.

Crusader Energy Group Inc.
CONSOLIDATED STATEMENT OF OPERATIONS (see Note 1)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
OPERATING REVENUES
Gas sales	$19,461,726	$5,236,783	$40,291,425	$14,789,573
Oil sales	13,682,006	5,508,222	35,337,557	12,127,594
Other	368,873	271,747	1,097,661	614,319

Total operating revenue	33,512,605	11,016,752	76,726,643	27,531,486

OPERATING COSTS AND EXPENSES
Lease operating	3,176,995	1,102,303	6,227,443	2,347,783
Production taxes	2,531,769	763,536	5,303,388	1,766,532
General and administrative	3,227,305	952,426	113,599,183	2,715,870
Depreciation, depletion and amortization	10,885,522	4,523,575	22,392,645	11,809,640
Accretion of asset retirement obligations	20,637	21,471	48,181	32,823

Total operating costs and expenses	19,842,228	7,363,311	147,570,840	18,672,648

Income (loss) from operations	13,670,377	3,653,441	(70,844,197)	8,858,838

OTHER (EXPENSE) INCOME
Interest expense	(8,283,932)	(862,468)	(11,384,422)	(1,797,650)
Interest income and other	480,469	24,862	603,926	68,182
Risk management	19,008,980	832,160	(1,197,988)	115,030

Total other (expenses) income	11,205,517	(5,446)	(11,978,484)	(1,614,438)

Income (loss) before income taxes	24,875,894	3,647,995	(82,822,681)	7,244,400

Income tax expense	8,456,038	—	20,282,862	—

NET INCOME (LOSS)	$16,419,856	$3,647,995	$(103,105,543)	$7,244,400

EARNINGS (LOSS) PER SHARE
Basic and Diluted	$0.08		$(0.77)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	198,194,958		134,469,036

Diluted	209,973,306		134,469,036

PRO FORMA INFORMATION (NOTE 2)

Historical income (loss) from operations before income taxes		$3,647,995		$7,244,400

Pro forma provision (benefit) for income taxes		1,419,070		2,818,072

Pro forma net income (loss)		$2,228,925		$4,426,328

PRO FORMA EARNINGS PER SHARE
Basic and Diluted		$0.02		$0.04

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and Diluted		100,100,000		100,100,000

The accompanying notes are an integral part of these statements.

Crusader Energy Group Inc.
Consolidated Statement of Members’/Stockholders’ Equity (see Note 1)
(Unaudited)

		Common Stock		Additional		Total
	Members’	Number of	$.01 Par	Paid In	Accumulated	Stockholders’
	Equity	Shares	Value	Capital	Deficit	Equity
Balance as of January 1, 2008	$191,320,454		$—	$—	$—	$191,320,454
Net loss through June 25, 2008	(2,059,723)		—	—	—	(2,059,723)
Effect of business combination with Westside Energy Corp.	(189,260,731)	198,194,958	1,981,950	412,204,785	—	224,926,004
Stock compensation	—	370,000	3,700	110,993,736		110,997,436
Net loss, June 26, 2008 through September 30, 2008	—		—		(101,045,820)	(101,045,820)

Balance as of September 30, 2008	$—	198,564,958	$1,985,650	$523,198,521	$(101,045,820)	$424,138,351

The accompanying notes are an integral part of these statements.

Crusader Energy Group Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (see Note 1)

	(Unaudited)
	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities
Net income (loss)	$(103,105,543)	$7,244,400
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effect of business combinations:
Depreciation, depletion and amortization	22,392,645	11,809,640
Accretion of asset retirement obligations	48,181	32,823
Amortization of loan costs	1,337,556	11,796
Amortization of loan discount	520,833	—
Deferred income taxes	20,282,862	—
Stock compensation	106,860,370	—
Change in assets and liabilities (Increase) decrease in Accounts receivable	(5,643,913)	(5,914,097)
Derivative financial instruments	(3,153,638)	2,535,426
Prepaid assets and other	(5,055,685)	(254,919)
Increase (decrease) in Accounts payable, accrued liabilities and other	(16,724,092)	(124,344)

Net cash provided by operating activities	17,759,576	15,340,725

Cash flows used in investing activities
Acquisitions of businesses, net of cash acquired	1,660,233	—
Proceeds from sale of oil and gas property	250,000	—
Oil and gas property costs	(137,629,827)	(53,039,505)

Net cash used in investing activities	(135,719,594)	(53,039,505)

Cash flows from financing activities
Payment of loan costs	(5,634,250)	(291,957)
Payments on debt borrowings	(157,209,553)	—
Proceeds from debt borrowings	300,500,000	38,750,000

Net cash provided by financing activities	137,656,197	38,458,043

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,696,179	759,263

Cash and cash equivalents at beginning of period	7,941,663	5,122,383

Cash and cash equivalents at end of period	$27,637,842	$5,881,646

Cash paid during period for interest	$4,440,859	$1,233,000

The accompanying notes are an integral part of these statements.

Crusader Energy Group Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS — CONTINUED
(Unaudited)
Noncash investing and financing activities:
During 2008 and 2007, the Company recorded a net asset and related liability of $384,922 and $252,732 associated with the asset retirement obligations on oil and gas properties (see Note 6). The amounts recorded in 2008 included $238,380 assumed in the business acquisitions (see Note 1).
At September 30, 2008 and 2007, accounts payable and accrued liabilities consisted of $28,624,829 and $14,802,511 related to oil and gas acquisition and development costs, respectively.
On June 26, 2008, in conjunction with the business acquisitions (see Note 1), the estimated fair market values of the assets acquired and liabilities assumed were as follows:

Estimated fair value of assets acquired:
Current assets	$38,426,589
Oil and gas properties	297,651,522
Other long-term assets	3,434,576

Total fair value of assets	339,512,687
Liabilities:
Current liabilities	46,186,108
Note payable	34,650,225
Deferred income taxes, net	28,728,695
Other long-term liabilities	318,428

Net value of assets acquired	$229,629,231

The accompanying notes are an integral part of these statements.

Crusader Energy Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 1: Nature of Operations and Acquisition of Businesses
Knight Energy Group, LLC (“Knight”) was formed on August 29, 2006, and its major operations consist of the exploration for and acquisition, production, and sale of crude oil and natural gas with an area of concentration in Oklahoma and Texas. On December 31, 2007, Westside Energy Corporation (“Westside”), a public company traded on the American Stock Exchange, entered into a definitive agreement to combine with several affiliated privately-held entities, including Knight, Knight Energy Group II, LLC (“Knight II”), RCH Upland Acquisition, LLC (“RCH”), Hawk Energy Fund I, LLC (“Hawk”) and other entities acquired (consisting of Knight Energy Management, LLC, Crusader Energy Group, LLC and Crusader Management Corporation) (with Knight II, Hawk, RCH and the other entities acquired collectively referred to as the “Crusader Entities”). On June 26, 2008, the business combination contemplated by the contribution agreement (the “Westside Transaction”) was completed and Westside changed its name to Crusader Energy Group Inc. (“Crusader” or the “Company”). For accounting purposes, the Westside Transaction was treated as a reverse acquisition with Knight as the acquirer and Westside and the Crusader Entities as the acquired parties, as described more fully below. As such, the historical financial statements of Crusader are Knight’s historical financial statements. The acquisitions have been accounted for using the purchase method and the results of operations for Westside and Crusader Entities are included subsequent to June 26, 2008. The accompanying financial statements include the Company’s accounts and the accounts of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The aggregate purchase price paid by Knight in the Westside Transaction was approximately $229,629,000, consisting of unregistered common stock (valued at the closing price ($2.27) of Westside common stock on January 2, 2008, the announcement date of the Westside Transaction), cash and warrants assumed (see table below). The operations of the acquired entities consist of the exploration for and acquisition, production and sale of crude oil and natural gas with an area of concentration in Oklahoma and Texas. Knight completed the business combinations for the following reasons:
•	additional opportunities to exploit its horizontal drilling expertise;

•	attractive acreage in areas such as the Barnett Shale in the Fort Worth Basin, Bakken Shale in the Williston Basin and various shale plays in the Permian Basin;

•	expected synergies (elimination of Westside general and administrative expenses and Knight II management fee);

•	appealing route to becoming a publicly traded company; and

•	enhanced access to public markets to execute its business strategy.

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

Preliminary calculation and allocation of					Other
purchase price:	Westside	Knight II	Hawk	RCH	Entities	Total

Shares of common stock issued	26,471,274	53,223,684	14,700,000	3,700,000	—	98,094,958
Westside closing stock price	$2.27	$2.27	$2.27	$2.27	$2.27	$2.27

Fair value of common stock issued	$60,089,792	$120,817,763	$33,369,000	$8,399,000	$—	$222,675,555
Plus cash consideration	—	—	—	—	501,000	501,000
Plus merger cost	1,133,986	2,280,015	629,724	158,502	—	4,202,227
Plus warrants assumed	2,250,449	—	—	—	—	2,250,449

Total purchase price	63,474,227	123,097,778	33,998,724	8,557,502	501,000	229,629,231
Plus fair value of liabilities assumed:
Current liabilities	5,673,233	31,340,279	9,101,959	70,637	—	46,186,108
Note payable	34,650,225	—	—	—	—	34,650,225
Deferred income taxes	13,686,849	326,551	11,083,779	3,631,516	—	28,728,695
Other long-term liabilities	146,660	44,823	97,945	29,000	—	318,428

Total purchase price plus liabilities assumed	$117,631,194	$154,809,431	$54,282,407	$12,288,655	$501,000	$339,512,687

Fair value of assets acquired:
Current assets	$3,968,529	$29,129,104	$4,290,981	$1,037,975	$—	$38,426,589
Oil and gas properties	113,647,665	122,836,424	49,916,753	11,250,680	—	297,651,522
Other long-term assets	15,000	2,843,903	74,673	—	501,000	3,434,576

Total fair value of assets acquired	$117,631,194	$154,809,431	$54,282,407	$12,288,655	$501,000	$339,512,687

Crusader Energy Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 1: Nature of Operations and Acquisition of Businesses — Continued
The following summary presents unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2008 and 2007, respectively, as if the acquisitions comprising the Westside Transaction had occurred as of January 1, 2007. The pro forma results are for illustrative purposes only and include adjustments in addition to the pre-acquisition historical results, such as increased depreciation, depletion and amortization expense resulting from the allocation of fair value to oil and gas properties acquired and change in tax status. The unaudited pro forma information is not necessarily indicative of the operating results that would have occurred if the acquisitions had been consummated at that date, nor is it necessarily indicative of future operating results. During the nine months ended September 30, 2008, the Company recognized $106,677,219 of compensation expense related to a significant, non-recurring grant of stock options.

	Three Months Ended September 30,
	Actual		Pro Forma
	2008	2007	2008	2007
Revenues	$33,512,605	$11,016,752	$33,512,605	$14,959,557

Income (loss) from continuing operations	13,670,377	3,653,441	13,670,377	6,251,676
Net income (loss)	16,419,856	2,228,925	16,419,856	2,419,002
Earnings per share:
Basic and Diluted	$0.08	$0.02	$0.08	$0.02

Production volumes:
Gas (Mcf)	2,208,667	809,653	2,208,667	1,272,140
Oil (Bbls)	120,766	79,489	120,766	98,717
Mcfe	2,933,263	1,286,587	2,933,263	1,864,442
Mcfe/day	31,883	13,985	31,883	20,266

	Nine Months Ended September 30,
	Actual		Pro Forma
	2008	2007	2008	2007
Revenues	$76,726,643	$27,531,486	$90,295,326	$37,250,908

Income (loss) from continuing operations	(70,844,197)	8,858,838	(64,432,866)	12,304,472
Net income (loss)	(103,105,543)	4,426,328	(98,906,378)	5,330,636
Earnings per share:
Basic and Diluted	$(0.77)	$0.04	$(0.74)	$0.05

Production volumes:
Gas (Mcf)	4,373,077	2,213,065	5,832,085	3,431,416
Oil (Bbls)	318,693	191,554	343,237	229,200
Mcfe	6,285,235	3,362,389	7,891,507	4,806,616
Mcfe/day	22,939	12,316	28,801	17,607

Crusader Energy Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 2: Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q as prescribed by the SEC for smaller reporting companies and do not include all of the financial information and disclosures required by GAAP. The financial information as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2008. The interim financial statements should be read in conjunction with the financial statements as of December 31, 2007 and notes thereto, included in the proxy statement filed with the SEC on May 28, 2008.
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
As a result of our conversion to a taxable corporation on June 26, 2008, as part of the Westside Transaction, a charge to income tax provision of approximately $35,156,000 was made to record deferred taxes for the differences between the tax basis and financial reporting basis of our assets and liabilities.

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
Potential common shares of 35,000,000, 501,392 and 370,000 relating to options, warrants and restricted stock, respectively, were excluded from the computations of diluted earnings (loss) per share because they are antidilutive for the nine months ended September 30, 2008.
Pro Forma Earnings (Loss) Per Share
Pro forma earnings (loss) per basic and diluted common share is computed based on the weighted average pro forma number of basic and diluted shares assumed to be outstanding during the periods. Pro forma basic and diluted earnings (loss) per share is presented for the historical three and nine months ended September 30, 2007 on the basis of 100,100,000 shares issued to Knight in the Westside Transaction on June 26, 2008.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net income available to shareholders	$16,419,856	$2,228,925	$(103,105,543)	$4,426,328

Weighted average shares outstanding — basic	198,194,958	100,100,000	134,469,036	100,100,000
Effect of dilutive securities — stock options	11,347,189	—	—	—
Effect of dilutive securities — warrants	365,513	—	—	—
Effect of dilutive securities — restricted stock	65,645	—	—	—

Weighted average shares outstanding — diluted	209,973,306	100,100,000	134,469,036	100,100,000

Basic net income per share	$0.08	$0.02	$(0.77)	$0.04
Diluted net income per share	$0.08	$0.02	$(0.77)	$0.04

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
The fair value of restricted stock awards issued is determined based on the fair market value of the shares on the date of grant. The Company granted 370,000 shares of restricted stock during the third quarter, with a grant date fair value of $3.30 per share. The fair value of the award is amortized ratably over the vesting period. The shares will vest at the rate of 30%, 30%, and 40% on January 1, 2009, 2010, and 2011, respectively.
Oil and Natural Gas Properties
We perform a review of the carrying value of our oil and natural gas properties, referred to as a ceiling test, under the full-cost accounting rules of the SEC on a quarterly basis. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. Future net revenues are calculated by using the current prices and costs as of the end of the appropriate quarterly period.
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

Crusader Energy Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 3: Notes Payable
Notes payable consisted of the following at September 30 and December 31:

	2008	2007
Revolving line of credit with Union Bank of California (“UBOC”), bearing interest at an adjusted rate as defined in the agreement (6.05% and 7.07% at September 30, 2008 and December 31, 2007) payable quarterly, principal and any unpaid interest due October 4, 2010, collateralized by the Company’s oil and gas properties.	$—	$37,000,000

Subordinated term facility with UnionBancal Equities, Inc. an affiliate of UBOC, quarterly interest due at an adjusted rate as defined in the agreement (10.07% at December 31, 2007), retired in July 2008.	—	30,000,000

2nd lien term facility with JPMorgan Chase Bank, N.A., as administrative agent, bearing interest at an adjusted rate as defined in the agreement (11.25% at September 30, 2008) payable quarterly, principal and any unpaid interest due on July 18, 2013, collateralized by a second mortgage on the Company’s oil and gas properties	249,750,000	—

Discount on 2nd lien facility (5% discount on total issuance)	(11,979,167)	—

	$237,770,833	$67,000,000

During the second quarter of 2008, the Company’s loan agreement was amended to provide for a revolving line of credit equal to the lesser of $200,000,000 or the borrowing base, as defined, and a subordinated term facility equal to $30,000,000, which was retired in the third quarter. The borrowing base was re-determined and was increased to $100,000,000. Additionally, the variable borrowing rate, as defined, was adjusted and generally calls for the London Interbank Offered Rate (“LIBOR”) plus 2.00% on the revolving line of credit and LIBOR plus 5.00% on the subordinated term facility.
On July 18, 2008 (“Effective Date”), the Company entered into a five-year $250,000,000 second lien term facility with JPMorgan Chase Bank, N.A., as administrative agent. Under the terms of the second lien agreement, the Company received loan proceeds net of a discount in the amount of 5% of the total issuance. The second lien term facility replaced our existing $30,000,000 second lien term facility with UnionBanCal Equities, Inc.
The second lien term loan facility bears interest at the lesser of: (a) LIBOR (subject to a floor of 3.50%) plus 7.75% or (b) the reference rate, as defined, plus 6.75%. The second lien facility has the following prepayment premium on principal amounts prepaid equal to: (i) the Applicable Premium, as defined, if the prepayment is made from the Effective Date through the first anniversary thereof, (ii) 5% if the prepayment is made from the first anniversary of the Effective Date through the second anniversary thereof, (iii) 3% if the prepayment is made from the second anniversary of the Effective Date through the third anniversary thereof, (iv) 1% if the prepayment is made from the third anniversary of the Effective Date through the fourth anniversary thereof and (v) 0% thereafter.

Crusader Energy Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 3: Notes Payable — Continued
The second lien term facility proceeds were used to refinance a portion of the outstanding debt under the revolving line of credit with UBOC and to retire the subordinated term facility and will be used to fund the Company’s drilling activity, acquisitions, and general corporate purposes. In connection with this transaction, the revolving line of credit was amended to equal the lesser of $140,000,000 or the borrowing base, as defined, and the borrowing base was reduced to $70,000,000. The reduction in the loan commitment and borrowing base was a result of one of our participating banks leaving the syndication. As a result, the Company expensed deferred financing costs related to its previous revolving and term credit facilities of approximately $1,100,000 as a loss on debt extinguished. This loss is included in interest expense during the third quarter of 2008.
The Company’s debt agreements have certain financial covenants which provide for, among other things, maintaining a certain current ratio (excluding fair value of derivative financial instruments), minimum reserve coverage and leverage ratio, and certain reporting requirements, as defined. The Company was in compliance with the financial covenants as of September 30, 2008 and December 31, 2007.
Note 4: Derivative Transactions
SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires that the Company recognize a derivative as either an asset or a liability measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative and the resulting designation. Derivatives that are not hedges or not elected to be considered as hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through income or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a hedge’s change in fair value will be immediately recognized in income.
Natural Gas and Oil Derivatives
The results of operations and operating cash flows are impacted by changes in market prices for oil and gas. To mitigate a portion of this exposure, the Company has entered into certain derivative instruments, none of which were elected to be designated as cash flow hedges. As of September 30, 2008 and 2007, the Company’s derivative instruments are generally comprised of collars, fixed price swaps, premium puts and basis protection swaps.
Collars contain a fixed floor price (put) and ceiling price (call). If the market price exceeds the call strike price or falls below the put strike price, the Company receives the fixed price and pays the market price. If the market price is between the call and the put strike price, no payments are due from either party.
Premium puts contain a fixed floor price (put). If the market price falls below the put strike price, the Company receives the fixed price and pays the market price.

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
Concentration of Credit Risk
The derivative transactions mentioned above expose the Company to credit risk from our counterparties. To mitigate this risk, we enter into these transactions only with investment-grade rated counterparties that management believes to be competent and competitive firms. Currently, concerns have arisen regarding the ability of certain investment banks to continue to meet their financial obligations. The Company does not believe that a failure by a counterparty would have a material negative impact on our liquidity. Also, the counterparties in our derivative contracts are parties to our credit facilities.
As of September 30, 2008, the Company has the following hedging transactions with two financial counterparties in the form of costless collars, fixed-price swaps, premium puts and basis protection swaps:
Natural Gas Production

		Collars			Swaps		Puts
Year	Month	MCF	Floor	Ceiling	MCF		MCF	Floor
2008	Oct - Dec	937,000	$8.10	$10.58	30,000	$7.45	45,450	$8.00
2009	Jan - Mar	678,500	$8.13	$10.12	—	$—	259,131	$8.00
2009	Apr - Jun	441,000	$8.00	$9.56	—	$—	259,131	$8.00
2009	Jul - Dec	882,000	$8.00	$9.56	—	$—	518,262	$8.00
2010	Jan - Dec	—	$—	$—	—	$—	2,144,988	$8.00
Oil Production

		Collars
Year	Month	Bbls	Floor	Ceiling
2008	Oct - Dec	56,280	$77.74	$88.00
2009	Jan - Dec	163,200	$79.56	$117.72
2010	Jan - Dec	115,200	$100.00	$161.75
Basis Differential Swap

Year	Month	MCF	ANR
2008	Oct - Dec	435,000	$1.11
2009	Jan - Dec	1,560,000	$0.76

Crusader Energy Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 4: Derivative Transactions — Continued
Interest Rate Derivatives
The Company uses interest rate derivatives to mitigate its exposure to the volatility in interest rates, none of which were elected to be designated as hedges. Changes in the fair value of non-designated derivatives that occur prior to their maturity (i.e., temporary fluctuations in value) are reported currently in the consolidated statements of operations as unrealized gains (losses) as risk management income (expense).
As of September 30, 2008, the following interest rate derivatives were outstanding:

		Weighted
		Average
	Notional	Fixed	Floating
	Amount	Rate	Rate
Floating to Fixed Swaps:
August 2008 — February 2011	$250,000,000	3.71%	3 month LIBOR
These instruments (natural gas, oil and interest rate derivatives) are recorded at fair value and changes in fair value, including settlements, have been reported as risk management income (expense) in the consolidated statement of operations. Settlements on these instruments occur every three months. The effective rate of long-term debt was 11.46% at September 30, 2008. The following table provides a summary of the components (cash and non-cash) of risk management income (expense):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Gains (losses) from:
Settlements with counterparty	$(2,924,126)	$1,406,438	$(5,228,022)	$2,694,152
Changes in fair value — premiums paid	3,170,962	—	3,170,962	—
Changes in fair value — non-cash	20,485,840	(574,278)	2,582,768	(2,579,122)

Total oil and gas derivatives	20,732,676	832,160	525,708	115,030
Settlements with counterparty	—	—	—	—
Changes in fair value	(1,723,696)	—	(1,723,696)	—

Total interest rate derivatives	(1,723,696)	—	(1,723,696)	—

Total risk management income (expense)	$19,008,980	$832,160	$(1,197,988)	$115,030

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

Crusader Energy Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 4: Derivative Transactions — Continued
The estimated fair values of derivatives included in the consolidated balance sheets at September 30, 2008 and December 31, 2007 are summarized below. The decrease in the net derivative liability from December 31, 2007 to September 30, 2008 is primarily attributable to the effect of lower natural gas and oil prices, partially offset by cash settlements of derivatives during the period and new derivatives entered during the period.

	Fair Value Measurements
	September 30, 2008		December 31, 2007
	Significant		Significant
	Other	Significant	Other	Significant
	Observable	Unobservable	Observable	Unobservable
	Inputs	Inputs	Inputs	Inputs
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
Derivative assets:
Gas basis protection swaps	$843,300	$—	$1,475,042	$—
Natural gas derivative instruments	4,031,573
Oil derivative instruments	1,498,867
Derivative liabilities:		—		—
Natural gas derivative instruments	—	—	(41,470)	—
Oil derivative instruments	(2,326,382)	—	(3,613,072)	—
Interest rate instruments	(1,723,696)	—	—	—

Net derivative asset (liability)	$2,323,662	$—	$(2,179,500)	$—

Asset retirement obligation	$—	$1,151,419	$—	$718,316

Note 5: Stockholders’ Equity
In connection with the acquisition as described in Note 1, Crusader issued 171,723,684 million shares of unregistered common stock to the following entities: Knight Energy Group I Holding Co., LLC received 100,100,000 shares, Knight Energy Group II Holding Company, LLC received 53,223,684 shares, Hawk Energy Fund I Holding Company, LLC received 14,700,000 shares and RCH Energy Opportunity Fund I, L.P. received 3,700,000 shares. None of the shares may be sold or otherwise transferred until December 26, 2008.

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
Stock Options
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
The following table provides information related to stock option activity during the current quarter:

		Weighted
	Number of	Average	Weighted
	Shares	Exercise	Average	Aggregate
	Underlying	Price	Contract	Intrinsic
	Options	Per Share	Life in Years	Value(a)
Outstanding at January 1, 2008	—	—	—	—
Issued	35,000,000	$3.00	4.50	$92,400,000

Outstanding at September 30, 2008	35,000,000	$3.00	4.25	$3,500,000

Exercisable at September 30, 2008	35,000,000	$3.00	4.25	$3,500,000

(a)  The intrinsic value of a stock option is the amount by which the current market value or the market value upon exercise of the underlying stock option exceeds the exercise price of the option.

Crusader Energy Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 5: Stockholders’ Equity — Continued
Restricted Shares
Pursuant to this plan, Crusader granted 370,000 shares of restricted stock to certain employees on September 18, 2008. Restricted share activity as of September 30, 2008 was as follows:

		Weighted
		Average
	Shares	Fair Value
Outstanding at December 31, 2007	—	$—
Granted	370,000	3.30
Vested	—	—
Forfeited	—	—

Outstanding at September 30, 2008	370,000	$3.30

As of September 30, 2008, total unrecognized stock-based compensation expense related to non-vested restricted shares was approximately $1,038,000, which is expected to be recognized over a weighted average period of approximately 2.25 years.
To the extent compensation cost relates to employees directly involved in natural gas and oil exploration and development activities, such amounts are capitalized to natural gas and oil properties which totaled approximately $27,000 and $4,164,000, during the three and nine months ended September 30, 2008, respectively. Amounts not capitalized are recognized as general and administrative expenses and totaled approximately $156,000 and $106,833,000 during the three and nine months ended September 30, 2008, respectively.
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

Nine Months
Ended September
30, 2008
Balance as of December 31, 2007	$718,316
Liabilities incurred in current period	146,542
Liabilities assumed in business combination	238,380
Accretion expense	48,181
Balance as of September 30, 2008	$1,151,419

Crusader Energy Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 7: Income Taxes
Income tax expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Current taxes	$—	$—	$—	$—
Deferred taxes	8,456,038	—	20,282,862	—

Income tax expense	$8,456,038	$—	$20,282,862	$—

Deferred income tax assets and liabilities are as follows:

	September 30,	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$26,360,649	$—
Stock option expense	25,289,212	—
Derivatives	318,001	—
Other	2,784,346	—

Total deferred tax assets	$54,752,208	$—

Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(103,975,810)	—

Net deferred tax liabilities	$(49,223,602)	$—

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

Crusader Energy Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 7: Income Taxes — Continued
The provision for income taxes on continuing operations differs from the amounts computed by applying the federal income tax rate of 35% to net income (loss). The differences are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected tax expense (benefit)	$8,706,563	$—	$(28,987,938)	$—
State income taxes	694,037	—	(2,368,729)	—
Conversion to corporation	—	—	35,156,421	—
Non-deductible stock compensation expenses	(195,130)	—	16,368,867	—
Other	(749,432)	—	114,241	—

	$8,456,038	$—	$20,282,862	$—

Note 8: Related Party Transactions
Prior to the Westside Transaction on June 26, 2008, general and administrative expenses and a fee for usage of property and equipment (including furniture and fixtures, office furniture and fixtures and vehicles) were charged to the Company monthly from a related entity, Crusader Management Corporation (“CMC”). During the nine months ended September 30, 2008, the Company incurred approximately $4,035,000 for its share of expenses related to the personnel services agreement executed with CMC. During the three and nine months ended September 30, 2007, the Company incurred approximately $1,151,000 and $2,089,000, respectively. Upon closing the acquisition as described in Note 1, CMC became a wholly-owned subsidiary of the Company.
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
CMC has a retirement plan covering substantially all qualified employees under section 401(k) of the Internal Revenue Code with a matching policy to contribute for each participant a required matching contribution equal to 100% of the participant’s contribution up to 4% of each employee’s annual compensation and 50% of the participant’s contribution on the next 2% of each employee’s annual compensation. CMC’s contributions vest immediately. Knight and Crusader’s expenses under the plan were approximately $58,200, and $25,000 and $151,200 and $74,600 for the three and nine months ended September 30, 2008 and 2007, respectively, which were a component of the cost allocated through the CMC personnel services agreement (see Note 8).

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
The following table summarizes the Company’s future minimum payments under non-cancellable operating lease agreements at September 30, 2008:

Year ending December 31
2008	$156,000
2009	624,000
2010	624,000
2011	624,000
2012	624,000
Thereafter	156,000

$2,808,000

The Company acquired an unsecured Revolving Note and an exploration agreement with Alpine Energy, LP (“Alpine”) as a result of acquiring Knight II. The unsecured Revolving Note has a maturity date of September 30, 2010. Under the terms of the note and subject to approval by the Company, Alpine may borrow up to $10,000,000 at a floating interest rate equal to the ninety day LIBOR plus 4.00% per annum. At September 30, 2008, the outstanding balance of $10,000,000 was included in other assets in the consolidated balance sheets. The interest rate at September 30, 2008 was 7.93%. Interest is due and payable monthly, in arrears, on the first day of each month. As a condition to the agreement, Alpine must use all advances from the note for expenditures related to certain prospects, as defined in the agreement. If Alpine fails to repay the note, the Company’s only source of repayment is limited to the oil and gas sales from certain oil and gas properties, as defined in the agreement.
The Alpine exploration agreement, covering certain prospects, calls for monthly payments of $200,000 through June 2009. Future commitments related to this agreement are as follows: $600,000 for the remainder of the year 2008 and $1,200,000 for the year ended December 31, 2009.
Unsecured Standby Letters of Credit (“Letters”) are used in lieu of surety bonds with various city, state and federal agencies for liabilities of the operation of oil and gas properties and to our derivative counter party. The Company had various Letters outstanding totaling $1,270,000 as of September 30, 2008, which were issued by a bank where our cash and cash equivalents reside.

Crusader Energy Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)
Note 9: Commitments and Contingencies — Continued
The Company is involved in certain litigation arising in the normal course of business. Management does not believe that the outcome of these matters will have a material impact on the financial position or results of operations of the Company.
Note 10: Subsequent Events
In October 2008, the Company entered into the following derivative instruments to raise or eliminate the ceiling on the following collars (instruments not indicating a premium were cashless transactions):
•	11,200 barrels of oil per month from October 2008 through December 2008 with a original ceiling of $67.00 and was increased to $71.60 per Bbl;

•	6,000 barrels of oil per month from October 2008 through December 2008 with a original ceiling of $92.00 and was increased to $99.90 per Bbl;

•	60,000 MCF of gas per month from October 2008 through December 2008 with a original ceiling of $8.00 and was increased to $10.10 per MCF;

•	Removed the ceiling on 1,000 MCF of gas per day from January 2009 through March 2009 with a original ceiling of $12.50 per MCF with a total premium of $11,250;

•	Removed the ceiling on 2,500 MCF of gas per day from January 2009 through February 2009 with a original ceiling of $10.35 per MCF with a total premium of $33,925;

•	4,000 barrels of oil per month from January 2009 through December 2009 with a original ceiling of $80.00 and was increased to $102.65 per Bbl;

•	6,000 barrels of oil per month from January 2009 through December 2009 with a original ceiling of $67.00 and was increased to $79.00 per Bbl;

•	17,000 MCF of gas per month from January 2009 through December 2009 with a original ceiling of $8.00 and was increased to $10.05 per MCF;

•	130,000 MCF of gas per month from January 2009 through December 2009 with a original ceiling of $9.50 and was increased to $10.00 per MCF with a total premium of $195,000; and

•	Removed the ceiling on 17,000 MCF of gas per day from January 2009 through December 2009 with a original ceiling of $10.05 per MCF with a total premium of $96,900.

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
     The aggregate purchase price paid by Knight in the Westside Transaction was approximately $229.6 million, consisting of unregistered common stock (valued at the closing price ($2.27) of Westside common stock on January 2, 2008, the announcement date of the Westside Transaction), cash and warrants assumed. The contribution agreement also called for certain Crusader employees to receive stock options totaling 35 million shares with an exercise price of $3.00 which were granted on June 26, 2008 and resulted in a non-cash stock compensation expense of approximately $106.7 million. When the contribution agreement was executed in December 2007 and the grant of 35 million options to management at an exercise price of $3.00 was agreed to, Westside stock closed at $1.92 per share; 36% below the $3.00 strike price. In addition, because the market price of the Westside stock was above $3.00 per share at closing, rather than being exercisable immediately, the options are exercisable over 4 years beginning in 2009. We believe that the structuring of management’s consideration and incentive in the form of stock options benefits the combined Company by resulting in the contribution of $105.0 million in capital to the Company in the event all of the options are exercised and aligning the interests of our employees, management team and stockholders.

The operations of Westside and the Crusader Entities consist of the acquisition, exploration, production and sale of crude oil and natural gas currently with an area of production concentration in Oklahoma and Texas. Knight completed the business combinations for the following reasons:
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
The following summary presents unaudited pro forma consolidated production volumes for the three and nine months ended September 30, 2008 and 2007, respectively, as if the acquisitions comprising the Westside Transaction had occurred as of January 1, 2007. The pro forma results are for illustrative purposes only. The unaudited pro forma information is not necessarily indicative of the operating results that would have occurred if the acquisitions had been consummated at that date, nor is it necessarily indicative of future operating results.

	Three Months Ended September 30,
	Actual		Pro Forma
	2008	2007	2008	2007
Production volumes
Gas (Mcf)	2,208,667	809,653	2,208,667	1,272,140
Oil (Bbl)	120,766	79,489	120,766	98,717
Total (Mcfe*)	2,933,263	1,286,587	2,933,263	1,864,442

	Nine Months Ended September 30,
	Actual		Pro Forma
	2008	2007	2008	2007
Production volumes
Gas (Mcf)	4,373,077	2,213,065	5,832,085	3,431,416
Oil (Bbl)	318,693	191,554	343,237	229,200
Total (Mcfe*)	6,285,235	3,362,389	7,891,507	4,806,616

*	Oil and NGLs are converted to Mcfe at the rate of one barrel equals six Mcfe.

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
     Crusader generally sells its oil and gas at current market prices determined at the wellhead. Crusader is required to pay gathering and transportation costs with respect to substantially all of its products. Crusader markets its products in several different ways depending upon a number of factors, including the availability of purchasers for the product at the wellhead, the availability and cost of pipelines near the well, market prices, pipeline constraints and operational flexibility. Also see “Risk Management” below which discusses Crusader’s mitigation of some of the price risk associated with oil and natural gas sales.
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
     Risk Management. The results of operations and operating cash flows are impacted by changes in market prices for oil and gas and interest rates. To mitigate a portion of this exposure, Crusader has entered into certain derivative instruments which have not been elected to be designated as cash flow hedges for financial reporting purposes. Generally, Crusader’s derivative instruments are comprised of collars, fixed price swaps or premium puts as defined by the instrument. These instruments are recorded at fair value and changes in fair value, including settlements, have been reported as risk management in the statement of operations.
Oil and Natural Gas Properties — Impact of Petroleum Prices on Ceiling Test
     We review the carrying value of our oil and natural gas properties under the full-cost accounting rules of the SEC on a quarterly and annual basis. This review is referred to as a ceiling test. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. Any excess of the net book value, less deferred income taxes, is generally written off as an expense.
     In calculating future net revenues, prices and costs used are those as of the end of the appropriate quarterly period. Based on spot prices for oil and natural gas as of September 30, 2008, we had a significant cushion in the ceiling test. If the September 30, 2008 spot prices for oil and natural gas were substituted with $65 per bbl and $6 per mcf and the ceiling test at September 30, 2008 was recomputed, our cushion was reduced however an impairment did not occur. Currently, it is not possible to determine what the calculated ceiling will be for future quarter periods. The calculated ceiling at December 31, 2008 will be based on estimated proved reserves as of that date and the associated commodity prices, including regional price differentials, operating expenses and future development costs on that date.
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Results of Operations
     The following schedule reflects the historical operations of Crusader for the three months ended September 30, 2008 and 2007, respectively. The operations of the acquired entities (Westside, Knight II, Hawk, RCH and the other entities acquired) are included in the historical operations subsequent to June 27, 2008.

	Three Months Ended September 30,
	2008	2007
OPERATING REVENUES
Gas sales	$19,461,726	$5,236,783
Oil sales	13,682,006	5,508,222
Other	368,873	271,747

Total operating revenue	33,512,605	11,016,752

OPERATING COSTS AND EXPENSES
Lease operating	3,176,995	1,102,303
Production taxes	2,531,769	763,536
General and administrative	3,227,305	952,426
Depreciation, depletion and amortization	10,885,522	4,523,575
Accretion of asset retirement obligations	20,637	21,471

Total operating costs and expenses	19,842,228	7,363,311

Income from operations	13,670,377	3,653,441

OTHER (EXPENSE) INCOME
Interest expense	(8,283,932)	(862,468)
Interest income and other	480,469	24,862
Risk management	19,008,980	832,160

Total other (expense) income	11,205,517	(5,446)

Income before income taxes	24,875,894	3,647,995

Income tax expense	8,456,038	—

NET INCOME	$16,419,856	$3,647,995

     Revenues. Revenues for the three months ended September 30, 2008 increased $22.5 million, to $33.5 million as compared to $11.0 million for the three months ended September 30, 2007. Revenue growth was due primarily to continued drilling success, increase of realized prices received and activities related to the Westside Transaction. Production of oil and gas increased by 41,277 bbls of oil and 1,399,014 Mcf of gas, respectively, (52% and 173%) during the same three month period in 2008 to 120,766 Bbls of oil and 2,208,667 Mcf of gas, respectively. Production related to acquiring producing properties associated with the Westside Transaction amounted to approximately 9,300 Bbls of oil and 783,000 Mcf of gas, respectively, which approximates 23% and 56% of the increase in oil and gas production for the three months ended September 30, 2008.
     The following table highlights production growth by certain projects.

			Three Months ended September 30,
			2008		2007
Project	Operations	Basin	Mcf	Bbls	Mcf	Bbls
Cleveland Sand	Operated	Anadarko	481,888	55,881	236,489	33,171
SE Barnett	Operated	Ft. Worth	470,375	—	—	—
Mayfield	Non-Operated	Anadarko	204,430	1,298	71,618	353
Eureka	Non-Operated	Anadarko	186,327	861	25,225	19
Lard Ranch	Non-Operated	Anadarko	166,081	2,916	167,496	3,317
Biscuit Hill	Operated	Anadarko	3,905	16,206	1,537	17,822
N. Barnett	Operated	Ft. Worth	154,808	16,570	61,068	12,328

			1,667,814	93,732	563,433	67,010
Production from remaining projects			540,853	27,034	246,220	12,479

Total production for the period			2,208,667	120,766	809,653	79,489

     Prices received for oil and gas increased by 64% and 36%, respectively. The average sales price for oil and gas for the three months ended September 30, 2008 were $113.29 per Bbl and $8.81 per Mcf, respectively, as compared to average sales price for oil and gas for the three months ended September 30, 2007 of $69.30 per Bbl and $6.47 per Mcf, respectively. Comparatively, the average NYMEX prices for oil and gas for the three months ended September 30, 2008 were $118.01 per Bbl and $8.97 per Mcf, respectively. The average NYMEX prices for oil and gas for the corresponding period in 2007 were $75.23 per Bbl and $6.25 per Mcf, respectively.
     Lease Operating Expenses. Lease operating expenses for the three months ended September 30, 2008 increased $2.1 million, or 188%, to $3.2 million as compared to $1.1 million for the three months ended September 30, 2007 and increased 26% per Mcfe during the three months ended September 30, 2008 to $1.08 per Mcfe as compared to $0.86 per Mcfe during the three months ended September 30, 2007. The increase in lease operating expenses on a gross dollar basis is primarily a result of increased well count, while the increase on an Mcfe basis was primarily due to increases in produced water volumes and associated hauling and disposal costs related to oil production acquired and to a lesser extent third-party vendor costs rising due to demand for services and general increase in cost of fuel, raw materials, and labor during 2008 compared to 2007.
     Production Taxes. Production taxes for the three months ended September 30, 2008 increased $1.7 million, or 232%, to $2.5 million as compared to $.8 million for the three months ended September 30, 2007 due to increased oil and gas sales during 2008. Production taxes as a percentage of revenues were 7.6% and 7.1% for the three months ended September 30, 2008 and 2007, respectively.
     General and Administrative Expenses. G&A for the three months ended September 30, 2008 increased $2.2 million, or 239%, to $3.2 million as compared to $1.0 million for the three months ended September 30, 2007. The increase in G&A was driven primarily by employee count and employee-related costs as a result of hiring additional professional staff (petroleum engineers, geologists, landmen and other professionals) which resulted in an increase of approximately 20 employees, awarding of annual compensation increases and increase in benefit costs (primarily health insurance premiums) during the last half of 2007 and continuing into 2008 which totaled approximately $1.3 million, an increase in professional fees of approximately $.5 million and an increase in rent expense of $.3 million.

     Depreciation, Depletion and Amortization. DD&A for the three months ended September 30, 2008 increased $6.4 million, or 141%, to $10.9 million as compared to $4.5 million for the three months ended September 30, 2007. DD&A on a per Mcfe basis for the three months ended September 30, 2008 increased 6% to $3.71 per Mcfe, as compared to $3.52 per Mcfe for the three months ended September 30, 2007. The gross increase in DD&A expense for the three months ended September 30, 2008 was due to an increase in volumes.
     Income from Operations. Due to the factors described above, income from operations increased $10.0 million, or 274%, to $13.7 million for the three months ended September 30, 2008 compared to income from operations of $3.7 million for the three months ended September 30, 2007.
Other (Expense) Income.
     The increase in interest expense of approximately $7.4 million for the three months ended September 30, 2008 compared to the same period in 2007 was a result of Knight’s weighted average outstanding debt balance, for the respective periods, increasing from $54.8 million to $217.9 million.
     The increase in risk management income for the three months ended September 30, 2008 compared to the same period in 2007 was a result of the change in fair value of Knight’s open derivative contracts during the respective periods, as a result of decreasing commodity prices and expectations of commodity prices less than the prices in our derivative agreements.
     Income before income taxes. Due to the factors described above, income before income taxes increased $21.3 million, or 582%, to $24.9 million for the three months ended September 30, 2008 compared to income before income taxes of $3.6 million for the three months ended September 30, 2007.
     Income Tax Expense. Increase in income tax expense was a result of a charge of approximately $8.5 million related to deferred taxes generated during the quarter ended September 30, 2008. During the 2007 quarter, the Company was reported as a partnership for income tax reporting purposes and thus did not recognize any income tax expense.
     Net Income . Due to the factors described above, net income of $16.4 million was recognized for the three months ended September 30, 2008 compared to net income of $3.6 million for the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Results of Operations
     The following schedule reflects the historical operations of Crusader for the nine months ended September 30, 2008 and 2007, respectively. The operations of the acquired entities (Westside, Knight II, Hawk, RCH and other entities acquired) are included in the historical operations from June 27, 2008 to September 30, 2008.

	Nine Months Ended September 30,
	2008	2007
OPERATING REVENUES
Gas sales	$40,291,425	$14,789,573
Oil sales	35,337,557	12,127,594
Other	1,097,661	614,319

Total operating revenue	76,726,643	27,531,486

OPERATING COSTS AND EXPENSES
Lease operating	6,227,443	2,347,783
Production taxes	5,303,388	1,766,532
General and administrative	113,599,183	2,715,870
Depreciation, depletion and amortization	22,392,645	11,809,640
Accretion of asset retirement obligations	48,181	32,823

Total operating costs and expenses	147,570,840	18,672,648

Income (loss) from operations	(70,844,197)	8,858,838

OTHER (EXPENSE) INCOME
Interest expense	(11,384,422)	(1,797,650)
Interest income and other	603,926	68,182
Risk management	(1,197,988)	115,030

Total other (expense) income	(11,978,484)	(1,614,438)

Income (loss) before income taxes	(82,822,681)	7,244,400
Income tax expense	20,282,862	—

NET INCOME (LOSS)	$(103,105,543)	$7,244,400

     Revenues. Revenues for the nine months ended September 30, 2008 increased $49.2 million, or 179%, to $76.7 million as compared to $27.5 million for the nine months ended September 30, 2007. Revenue growth was due primarily to continued drilling success, increase of realized prices received and production related to the Westside Transaction. Production of oil and gas increased by 127,139 bbls of oil and 2,160,012 Mcf of gas, respectively, (66% and 98%) during the same nine month period in 2008 to 318,693 Bbls of oil and 4,373,077 Mcf of gas, respectively. Production related to acquiring producing properties associated with the Westside Transaction amounted to approximately 9,300 Bbls of oil and 783,000 Mcf of gas, respectively, which approximates 7% and 36% of the increase in oil and gas production for the nine months ended September 30, 2008.

     The following table highlights production growth by certain projects.

			Nine Months Ended September 30,
			2008		2007
Project	Operations	Basin	Mcf	Bbls	Mcf	Bbls
Cleveland Sand	Operated	Anadarko	1,204,923	145,480	580,060	81,506
Lard Ranch	Non-Operated	Anadarko	490,337	8,761	583,787	11,710
SE Barnett	Operated	Ft. Worth	470,375	—	—	—
Eureka	Non-Operated	Anadarko	406,929	2,501	81,731	79
N. Barnett	Operated	Ft. Worth	381,144	47,342	93,834	18,360
Mayfield	Non-Operated	Anadarko	331,058	1,708	210,373	912
Biscuit Hill	Operated	Anadarko	12,831	59,644	5,576	55,819

			3,297,597	265,436	1,555,361	168,386
Production from remaining projects			1,075,480	53,257	657,704	23,168

Total production for the period			4,373,077	318,693	2,213,065	191,554

     Prices received for oil and gas increased by 75% and 38%, respectively. The average sales price for oil and gas for the nine months ended September 30, 2008 were $110.88 per Bbl and $9.21 per Mcf, respectively, as compared to average sales price for oil and gas for the nine months ended September 30, 2007 of $63.31 per Bbl and $6.68 per Mcf, respectively. Comparatively, the average NYMEX prices for oil and gas for the nine months ended September 30, 2008 were $113.34 per Bbl and $9.74 per Mcf, respectively. The average NYMEX prices for oil and gas for the corresponding period in 2007 were $66.25 per Bbl and $7.03 per Mcf, respectively.
     Lease Operating Expenses. Lease operating expenses for the nine months ended September 30, 2008 increased $3.9 million, or 165%, to $6.2 million as compared to $2.3 million for the nine months ended September 30, 2007 and increased 42% per Mcfe during the nine months ended September 30, 2008 to $.99 per Mcfe as compared to $.70 per Mcfe during the nine months ended September 30, 2007. The increase in lease operating expenses on a gross dollar basis is primarily a result of increased well count, while the increase on an Mcfe basis was primarily due to increases in produced water volumes and associated hauling and disposal costs related to oil production acquired and to a lesser extent third-party vendor costs rising due to demand for services and general increase in cost of fuel, raw materials, and labor during 2008 compared to 2007.
     Production Taxes. Production taxes for the nine months ended September 30, 2008 increased $3.5 million, or 200%, to $5.3 million as compared to $1.8 million for the nine months ended September 30, 2007 due to increased oil and gas sales during 2008. Production taxes as a percentage of revenues were 7.0% and 6.6% for the nine months ended September 30, 2008 and 2007, respectively.
     General and Administrative Expenses. G&A for the nine months ended September 30, 2008 increased $110.9 million, or 4,083%, to $113.6 million as compared to $2.7 million for the nine months ended September 30, 2007. The increase in G&A was driven primarily by a non-cash stock compensation expense of approximately $106.9 million, employee count and employee-related costs as a result of hiring additional professional staff (petroleum engineers, geologists, landmen and other professionals) which resulted in an increase of approximately 20 employees, awarding of annual compensation increases and increase in benefit costs (primarily health insurance premiums) during the last half of 2007 and continuing into 2008 which totaled approximately $2.5 million, an increase in professional fees of approximately $.9 million and an increase in rent expense of $.3 million.
     Depreciation, Depletion and Amortization. DD&A for the nine months ended September 30, 2008 increased $10.6 million, or 90%, to $22.4 million as compared to $11.8 million for the nine months ended September 30, 2007. DD&A on a per Mcfe basis for the nine months ended September 30, 2008 increased 1% to $3.56 per Mcfe, as compared to $3.51 per Mcfe for the nine months ended September 30, 2007. The gross increase in DD&A expense for the nine months ended September 30, 2008 was due to an increase in volumes.

     Income (loss) from Operations. Due to the factors described above, loss from operations increased $79.7 million, or 900%, to $(70.8) million for the nine months ended September 30, 2008 compared to income from operations of $8.9 million for the nine months ended September 30, 2007.
     Excluding the effect of stock compensation expense, income from operations increased $27.1 million, or 307%, to $36.0 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.
Other (Expense) Income.
     The increase in interest expense for the nine months ended September 30, 2008 compared to the same period in 2007 was a result of Knight’s weighted average outstanding debt balance, for the respective periods, increasing from $54.8 million to $237.8 million.
     The increase in risk management expense for the nine months ended September 30, 2008 compared to the same period in 2007 was a result of the change in fair value of Knight’s open derivative contracts during the respective periods, as a result of increasing commodity prices and expectations of commodity prices less than the prices in our derivative agreements.
     Income (loss) before income taxes. Due to the factors described above, loss before income taxes increased $90.1 million, or 1243%, to $(82.8) million for the nine months ended September 30, 2008 compared to income before income taxes of $7.2 million for the nine months ended September 30, 2007.
     Income Tax Expense. Increase in income tax expense was a result of a one-time charge of approximately $35.2 million due to a change in tax status from a partnership to a corporation. This was partially offset by the deferred tax benefit of approximately $(16.4) million related to stock option expense.
     Net Income (Loss). Due to the factors described above, net loss of $(103.1) million was recognized for the nine months ended September 30, 2008 compared to net income of $7.2 million for the nine months ended September 30, 2007.
     Excluding the effect of stock compensation expense and the change in tax status, net income of $24.0 million would have been recognized for the nine months ended September 30, 2008, primarily due to the increase in operating revenues (production and realized prices received) while operating margins remained steady.
Liquidity and Capital Resources
Overview
     Crusader’s business is capital intensive. Historically, Crusader has funded its operations through private equity offerings, bank debt and cash flows from operations. Our sources of cash for the nine months ended September 30, 2008 were from operations and financing activities.
     On July 18, 2008, the Company entered into a five-year $250.0 million second lien term facility with JPMorgan Chase Bank, N.A., as administrative agent. The second lien term facility replaced our existing $30.0 million second lien term facility with UnionBanCal Equities, Inc. The second lien term loan facility bears interest at the lesser of: (a) LIBOR (subject to a floor of 3.50%) plus 7.75% or (b) the reference rate, as defined, plus 6.75% and matures on July 18, 2013.
     The second lien term facility proceeds were used to refinance a portion of the outstanding debt under the revolving line of credit with Union Bank of California and to retire the subordinated term facilities and will be used to fund the Company’s drilling activity, acquisitions and general corporate purposes. In connection with this transaction, the revolving line of credit was amended to equal the lesser of $140.0 million or the borrowing base, as defined and reduced the borrowing base to $70.0 million. The reduction in the loan commitment and borrowing base was a result of one of our participating banks leaving the syndication. As a result, the Company expensed deferred financing costs related to its previous revolving and term credit facilities of approximately $1.1 million as a loss on debt extinguished during the third quarter of 2008. Management is currently waiting for lenders’ approval related to a replacement and anticipates the loan commitment to be increased to its original amount and borrowing base increased to approximately $85 million when the replacement facility is closed.
     Crusader’s consummation of the $250.0 million second lien term facility and its availability under the senior revolving line of credit (current borrowing base of $70.0 million) is expected to provide the necessary capital, along with cash flows generated from operating activities, to grow our production, reserve base and enhance future cash flows from operating activities for the foreseeable future.
     Virtually all of Crusader’s capital expenditures are made based on current economic conditions and expected future oil and gas prices. Crusader monitors its exploration and development capital expenditure levels according to liquidity and the other sources of operating capital as economic conditions change. Currently, Crusader operates 6 drilling rigs, of which, only 1 rig is under contract through the third quarter of 2009 with the remaining drilling rigs on a well by well contract. As such, Crusader has the flexibility to reduce its capital expenditures if the current pricing environment for petroleum products does not improve. Additionally, Crusader believes that our non-operated drilling activity will decrease due to the recent cuts in capital expenditures announced by others. We may also improve our liquidity and reduce future capital expenditures in certain projects by either selling a portion of our working interest where we currently own a working interest greater than 50% to a third party or by monetizing non-core assets.
     Crusader’s cash flows from operating activities are significantly affected by changes in oil and gas prices. Accordingly, its cash flows from operating activities would be significantly reduced by lower oil and gas prices, which may reduce its exploration and development capital expenditure levels. Lower oil and gas prices also may reduce Crusader’s borrowing base under its senior credit facility which may further reduce its ability to obtain funds. Consequently, in an effort to minimize fluctuations in Crusader’s cash flows and to reduce its exposure to adverse fluctuations in the prices of oil and gas, Crusader enters into derivative instrument arrangements for a portion of its forecasted oil and gas production. Currently, Crusader has hedged a portion of its oil and gas production through 2010. Additionally, based on our third quarter 2008 production volumes, our hedges in place for the fourth quarter 2008 protect approximately 42% of our gas volumes with an weighted average floor of $8.10 and approximately 47% of our oil volumes with an weighted average floor of $77.74, respectively.
Cash Flows
Operating Activities.
     For the nine months ended September 30, 2008, net cash provided by operating activities increased $2.5 million to $17.8 million as compared to $15.3 million for the nine months ended September 30, 2007. The increase in net cash provided by operating activities was primarily due to increased production and commodity prices, partially offset by increased general and administrative expense (employee count and professional fees), production taxes paid and general increase in lease operating expenses due to well count and increased demand for services.
Investing Activities.
     For the nine months ended September 30, 2008, net cash used in investing activities increased $82.7 million, or 156%, to $135.7 million as compared to $53.0 million of net cash used in investing activities for the nine months ended September 30, 2007. Net cash used in investing activities in 2008 was comprised of $(1.7) million obtained in the Westside Transaction, $(.3) million obtained in oil and gas property divestitures and $137.6 million of expenditures on oil and gas properties as compared to $53.0 million of expenditures on oil and gas properties in 2007. We participated in the drilling of 89 gross wells (37.34 net wells), which includes 3 gross (2.57 net) injector wells, in the 2008 period compared to 55 gross wells (15.33 net wells) in the 2007 period, respectively.
Financing Activities.
     For the nine months ended September 30, 2008, net cash provided by financing activities increased $99.2 million, or 258%, to $137.7 million as compared to $38.5 million of net cash provided by financing activities for the nine months ended September 30, 2007. This increase was due to increased borrowings related to our second lien term facility.

Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no changes to our critical accounting policies from those described in our audited financial statements for the year ended December 31, 2007, and notes thereto, included in the proxy statement filed with the SEC on May 28, 2008.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
          Not applicable.
Item 1A. Risk Factors
          There have been no material changes to the risk factors described in our quarterly report on Form 10-Q for the quarterly period ended June 30, 2008, except for the following which shall be added as a risk factor:
The global financial crisis may have impacts on our business and financial condition that we currently cannot predict.
The continued credit crisis and related turmoil in the global financial system may have an impact on our business and our financial condition, and we may face challenges if conditions in the financial markets do not improve. Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise financing, which could have an impact on our flexibility to react to changing economic and business conditions. The economic situation could have an impact on our lenders or customers, causing them to fail to meet their obligations to us. Additionally, market conditions could have an impact on our commodity hedging arrangements if our counterparties are unable to perform their obligations or seek bankruptcy protection. Additionally, the current economic situation could lead to reduced demand for oil and natural gas, or lower prices for oil and natural gas, or both, which could have a negative impact on our revenues.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          (a) Not applicable.
          (b) Not applicable.
          (c) Not applicable.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
Item 5. Other Information.
          (a) Not applicable.
          (b) Not applicable.

Item 6. Exhibits.

No.	Description of Exhibit

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRUSADER ENERGY GROUP, INC. (Registrant)
Date: November 10, 2008	By:	/S/ David D. Le Norman
David D. Le Norman
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2008	By:	/S/ John G. Heinen
John G. Heinen
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

INDEX TO EXHIBITS

No.	Description of Exhibit

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002